Form 10-Q
period 2020-03-31
Lyra Therapeutics, Inc.
filed 2020-05-28
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-39273

Lyra Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1700838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
480 Arsenal Way Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 393-4600

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LYRA	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232. 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 22, 2020, the registrant had 12,924,563 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, the anticipated impact of the novel coronavirus, or COVID-19, pandemic on our business, business strategy, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report on Form 10-Q titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$35,247	$9,808
Prepaid expenses and other current assets	293	311
Total current assets	35,540	10,119
Property and equipment, net	284	237
Operating lease right-of-use asset	2,963	3,182
Restricted cash	329	329
Deferred offering costs	1,650	1,096
Total assets	$40,766	$14,963
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,358	$1,069
Accrued expenses and other current liabilities	2,881	3,240
Operating lease liability	919	899
Total current liabilities	5,158	5,208
Operating lease liability, net of current portion	2,192	2,427
Total liabilities	7,350	7,635
Commitments and contingencies (Note 11)
Series A-1 redeemable convertible preferred stock, $0.001 par value; 34,017,033 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019 (aggregate liquidation preference of $14,157 at March 31, 2020)	39,742	39,742
Series A-2 redeemable convertible preferred stock, $0.001 par value; 26,680,202 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019 (aggregate liquidation preference of $9,063 at March 31, 2020)	18,393	18,393
Series A-3 redeemable convertible preferred stock, $0.001 par value; 30,070,487 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019 (aggregate liquidation preference of $18,779 at March 31, 2020)	38,114	38,114
Series A-4 redeemable convertible preferred stock, $0.001 par value; 19,999,999 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019 (aggregate liquidation preference of $6,000 at March 31, 2020)	6,000	6,000
Series B redeemable convertible preferred stock, $0.001 par value; 98,351,953 and 100,018,619 shares authorized at March 31, 2020 and December 31, 2019, respectively; 98,351,953 shares issued and outstanding at March 31, 2020 and December 31, 2019 (aggregate liquidation preference of $29,506 at March 31, 2020)	28,496	28,417
Series C redeemable convertible preferred stock, $0.001 par value; 90,180,614 shares authorized at March 31, 2020; 78,306,611 shares issued and outstanding at March 31, 2020 (aggregate liquidation preference of $30,392 at March 31, 2020)	29,452	—
Total redeemable convertible preferred stock	160,197	130,666
Stockholders’ deficit:
Common stock, $0.001 par value; 400,000,000 and 275,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 230,860 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	5,208	4,419
Accumulated deficit	(131,989)	(127,757)
Total stockholders’ deficit	(126,781)	(123,338)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$40,766	$14,963

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$2,964	$2,764
General and administrative	1,284	860
Total operating expenses	4,248	3,624
Loss from operations	(4,248)	(3,624)
Other income:
Interest income	16	35
Total other income	16	35
Net loss	$(4,232)	$(3,589)
Comprehensive loss	$(4,232)	$(3,589)
Net loss per share attributable to common stockholders—basic and diluted	$(18.70)	$(21.54)
Weighted-average common shares outstanding—basic and diluted	230,860	170,156

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(unaudited)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	209,119,674	$130,353	170,156	$—	$4,377	$(111,451)	$(107,074)
Accretion of convertible preferred stock to redemption value	—	77	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	(3,589)	(3,589)
Balance at March 31, 2019	209,119,674	$130,430	170,156	$—	$4,348	$(115,040)	$(110,692)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	209,119,674	$130,666	230,860	$—	$4,419	$(127,757)	$(123,338)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $201	78,306,611	29,446	—	—	—	—	—
Issuance of common stock warrants in conjunction with sale of Series C redeemable convertible preferred stock	—	—	—	—	740	—	740
Accretion of convertible preferred stock to redemption value	—	85	—	—	(85)	—	(85)
Stock-based compensation	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	(4,232)	(4,232)
Balance at March 31, 2020	287,426,285	$160,197	230,860	$—	$5,208	$(131,989)	$(126,781)

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,232)	$(3,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	134	48
Depreciation expense	8	8
Changes in assets and liabilities:
Prepaid expenses and other current assets	18	35
Operating lease right-of-use asset	219	226
Accounts payable	432	(46)
Accrued expenses and other current liabilities	(381)	527
Operating lease liability	(215)	(214)
Net cash used in operating activities	(4,017)	(3,005)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(52)
Net cash used in investing activities	(8)	(52)
Cash flows from financing activities:
Proceeds from the sale of Series C redeemable convertible preferred stock	30,392	—
Payment of offering costs related to sale of Series C redeemable convertible preferred stock	(155)	—
Payments for deferred offering costs	(773)	—
Net cash provided by financing activities	29,464	—
Net increase (decrease) in cash and cash equivalents	25,439	(3,057)
Cash and cash equivalents and restricted cash, beginning of period	10,137	24,217
Cash and cash equivalents and restricted cash, end of period	$35,576	$21,160
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$49	$—
Allocation of Series C redeemable convertible preferred stock to common stock warrant	$740	$—
Series C redeemable convertible preferred stock issuance costs included in accounts payable and accrued expense	$51	$—
Accretion of redeemable convertible preferred stock to redemption value	$85	$77
Right-of-use asset obtained in exchange of operating lease obligation	$—	$4,045
Deferred offering costs included in accounts payable and accrued expense	$702	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation

Lyra Therapeutics, Inc. (the “Company”) is a clinical-stage therapeutics company focused on the development and commercialization of novel integrated drug and delivery solutions for the localized treatment of patients with ear, nose and throat (“ENT”) diseases. The Company’s proprietary technology platform, XTreo, is designed to precisely and consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. The Company’s initial product candidates, LYR-210 and LYR-220, are bioresorbable polymeric matrices designed to be administered in a brief, non-invasive, in-office procedure and intended to deliver up to six months of continuous drug therapy to the sinonasal passages for the treatment of chronic rhinosinusitis (“CRS”). The Company was incorporated as a Delaware corporation on November 21, 2005 and is located in Watertown, Massachusetts. On July 16, 2018, the Company formerly changed its name from 480 Biomedical, Inc. to Lyra Therapeutics, Inc.

The Company is subject to risks common to companies in the therapeutics and pharmaceutical industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, reliance on third party manufacturers, ability to transition from pilot-scale manufacturing to large-scale production of products and the need to obtain adequate additional financing to fund the development of its product candidates.

Since inception, the Company has funded its operations with proceeds from sales of redeemable convertible preferred stock and funding from government contracts. The Company has incurred recurring net losses since inception and had net losses of approximately $4.2 million and $3.6 million for the three months ended March 31, 2020 and 2019, respectively. In addition, the Company has an accumulated deficit of approximately $132.0 million at March 31, 2020. The Company expects to continue to generate operating losses for the foreseeable future. At March 31, 2020, the Company had approximately $35.2 million of cash and cash equivalents.

On May 5, 2020, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 4,025,000 shares of its common stock, including 525,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds of $64.4 million. The Company received approximately $57.3 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company.

The Company believes that its cash and cash equivalents as of March 31, 2020 along with the $57.3 million in net IPO proceeds will be sufficient to fund the Company’s operating plan for a period of at least one year from the issuance date of the condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through equity or debt financings, collaboration agreements, licensing arrangements or government grants. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.  The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.  The Company will need to generate significant revenue to achieve profitability, and it may never do so.

COVID-19 Pandemic and CARES Act

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. In light of recent developments relating to the COVID-19 global pandemic, the Company discontinued enrollment at 67 patients in its ongoing Phase 2 LANTERN clinical trial and does not expect to enroll patients in the United States in Phase 2. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Currently, the Company does not anticipate the need to obtain funding from such loans. Currently, the Company is unable to determine the impact that the CARES Act will have on its financial condition, results of operations, or liquidity.

As further discussed in Note 12, upon the completion of the IPO of its common stock in May 2020, all outstanding redeemable convertible preferred stock of the Company converted into shares of common stock and all outstanding warrants to purchase common stock were automatically cashless exercised.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020 and the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s final prospectus for its IPO dated April 30, 2020 and filed pursuant to Rule 424(b)(4) under the Securities Act on May 1, 2020.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019, included in the Company’s final prospectus for its IPO dated April 30, 2020 and filed pursuant to Rule 424(b)(4) under the Securities Act on May 1, 2020. Since the date of those financial statements, there have been no changes to its significant accounting policies except as noted below.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates, which include but are not limited to management’s judgments of accrued expenses, fair value of common stock, valuation of share-based awards, warrants to purchase common stock and deferred income taxes. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

The Company utilizes significant estimates and assumptions in determining the fair value of its common stock. The Company has utilized various valuation methodologies to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Restricted Cash

The Company had restricted cash of approximately $0.3 million as of March 31, 2020 and December 31, 2019, which was held in certificates of deposit at the Company’s financial institution to secure the Company’s letter of credit for its facility lease.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains all its cash and cash equivalents at a single accredited financial institution, in amounts that exceed federally insured limits.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign exchange hedging arrangements.

Net Loss per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, warrants to purchase common stock and redeemable convertible preferred stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(4,232)	$(3,589)
Accretion of redeemable convertible preferred stock	(85)	(77)
Net loss attributable to common stockholders	$(4,317)	$(3,666)
Denominator:
Weighted-average common shares—basic and diluted	230,860	170,156
Net loss per share attributable to common stockholders —basic and diluted	$(18.70)	$(21.54)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares retroactively adjusted):

	Three Months Ended March 31,
	2020	2019
Series A-1 redeemable convertible preferred stock	986,466	986,466
Series A-2 redeemable convertible preferred stock	773,712	773,712
Series A-3 redeemable convertible preferred stock	872,031	872,031
Series A-4 redeemable convertible preferred stock	579,993	579,993
Series B redeemable convertible preferred stock	2,852,177	2,852,177
Series C redeemable convertible preferred stock	2,270,869	—
Warrants to purchase common stock	681,256	—
Stock options	901,678	736,477
Total	9,918,182	6,800,856

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”), which modifies the disclosure requirements on fair value measurements. The Company adopted ASU No. 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The Company adopted ASU No. 2018-15 on January 1, 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which makes a number of changes meant to add or clarify guidance on accounting for income taxes. The new guidance will become effective for the Company on January 1, 2022. Early adoption is permitted. The Company currently is evaluating the impact the adoption of ASU 2019-12 will have on its consolidated financial statements.

3. Fair Value Measurements

The Company did not have financial assets and liabilities measured at fair value at March 31, 2020 and December 31, 2019.

There have been no changes to the valuation methods used during the three months ended March 31, 2020 and 2019. There were no transfers within the fair value hierarchy during the three months ended March 31, 2020 and 2019.

The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

In connection with the Company’s sale of Series C redeemable convertible preferred stock (“Series C Preferred Stock”) the Company issued to investors warrants for the purchase of common stock (“Warrants”). The proceeds from the issuance of the Series C Preferred Stock were allocated between the Series C Preferred Stock and Warrants based on their relative fair values at the time of issuance.

4. Property and Equipment

Property and equipment consist of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Property and equipment:
Laboratory equipment	$1,715	$1,715
Computer software and equipment	604	595
Office furniture and fixtures	301	301
Leasehold improvements	317	317
Construction in progress	184	138
	$3,121	$3,066
Accumulated depreciation	(2,837)	(2,829)
Property and equipment, net	$284	$237

The Company recognized approximately $8,000 of depreciation expense for the three months ended March 31, 2020 and 2019.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Payroll and employee related expenses	$1,019	$885
Third-party research and development expenses	1,119	1,344
Professional and consulting fees	590	901
Other	153	110
Total accrued expenses and other current liabilities	$2,881	$3,240

6. Redeemable Convertible Preferred Stock

On January 10, 2020, the Company filed an amended and restated certificate of incorporation which authorizes its Board of Directors to issue up to 299,300,288 shares of preferred stock, par value $0.001 per share.

In January 2020, the Company issued 78,306,611 shares of Series C Preferred Stock for $0.38811 per share, in exchange for gross cash proceeds of approximately $30.4 million.

As further discussed in Note 12, upon the completion of the IPO of its common stock in May 2020, all outstanding redeemable convertible preferred stock of the Company converted into shares of common stock.

The rights, preferences, and privileges of the Series A-1, A-2, A-3, A-4 and B redeemable convertible preferred stock (“Series A-1 Preferred Stock,” “Series A-2 Preferred Stock,” “Series A-3 Preferred Stock,” “Series A-4 Preferred Stock” and “Series B Preferred Stock,” respectively) and Series C Preferred Stock (collectively, the “Preferred Stock”) are the following:

Dividends

The holders of Preferred Stock are entitled to receive dividends in any fiscal year, when, as, and if declared by the Board of Directors provided that such dividend payable on the Series C Preferred Stock and Series B Preferred Stock shall not be lesser than the amount of any dividend to be paid on any other class or series of capital stock. The Company shall not declare or pay any cash dividends on shares of common stock until each of the holders of the Preferred Stock then outstanding shall have first received, or there shall have been declared and set aside for payment, a cash dividend on each outstanding share of Preferred Stock. No cash dividends have been declared since the Company’s inception.

Voting

The holders of Preferred Stock are entitled to vote on all matters with the common stockholders as if they were one class of stock. The holders of Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such holders’ share of the Preferred Stock is then convertible.

Conversion

Each share of Preferred Stock is convertible, at the option of the holder, at any time, into one share of common stock, adjusted for certain dilutive events and per the conversion rates as defined below under “Liquidation.” In addition, all shares of Preferred Stock will automatically convert into shares of common stock upon the earlier of (i) the closing of a firm underwritten public offering which results in at least $40.0 million of net proceeds to the Company or (ii) upon the written notice from the holders of a majority of the then-outstanding shares of Preferred Stock, voting together as a separate class on an as-converted basis at the then effective conversion rate. The Preferred Stock will convert at 1:1 ratio into shares of common stock.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, including a change of control, as defined in its amended and restated certificate of incorporation, the holders of the Preferred Stock will be entitled to be paid a preference payment, prior to any payment to holders of common stock or any other capital stock ranking junior on liquidation to the Preferred Stock. In the case of Series A-1 Preferred Stock, (a) for the previously outstanding Series A preferred stock this preference payment is equal to the greater of (i) $0.4058 per share, subject to certain adjustments, as defined, plus any dividends declared but unpaid on such shares, or (ii) the amount per share which the holders of the previously outstanding Series A preferred stock would be entitled to if the shares of the previously outstanding Series A had been converted into shares of common stock immediately prior to such voluntary or involuntary liquidation, dissolution, or winding-up of the Company; (b) for the previously outstanding Series B preferred stock this preference payment is equal to the greater of (i) $0.4503 per share, subject to certain adjustments, as defined, plus any dividends declared but unpaid on such shares, or (ii) the amount per share which the holders of the previously outstanding Series B preferred stock would be entitled to if the shares of the previously outstanding Series B had been converted into shares of common stock immediately prior to such voluntary or involuntary liquidation, dissolution, or winding-up of the Company; and (c) for the previously outstanding Series C preferred stock this preference payment is equal to the greater of (i) $0.4002 per share, subject to certain adjustments, as defined, plus any dividends declared but unpaid on such shares, or (ii) the amount per share which the holders of the previously outstanding Series C preferred stock would be entitled to if the shares of the previously outstanding Series C had been converted into shares of common stock immediately prior to such voluntary or involuntary liquidation, dissolution, or winding-up of the Company. In the case of Series A-2 Preferred Stock, this preference payment is equal to the greater of (a) $0.3397 per share, subject to certain adjustments, as defined, plus any dividends declared but unpaid on such shares, or (b) the amount per share which the holders of Series A-2 Preferred Stock would be entitled to if the shares of Series A-2 Preferred Stock had been converted into shares of common stock immediately prior to such voluntary or involuntary liquidation, dissolution, or winding-up of the Company. In the case of Series A-3 Preferred Stock, this preference payment is equal to the greater of (a) $0.6245 per share, subject to certain adjustments, as defined, plus any dividends declared but unpaid on such shares, or (b) the amount per share which the holders of Series A-3 Preferred Stock would be entitled to if the shares of Series A-3 Preferred Stock had been converted into shares of common stock immediately prior to such voluntary or involuntary liquidation, dissolution, or winding-up of the Company. In the case of Series A-4 Preferred Stock, this preference payment is equal to the greater of (a) $0.30 per share, subject to certain adjustments, as defined, plus any dividends declared but unpaid on such shares, or (b) the amount per share which the holders of Series A-4 Preferred Stock would be entitled to if the shares of Series A-4 Preferred Stock had been converted into shares of common stock immediately prior to such voluntary or involuntary liquidation, dissolution, or winding-up of the Company. In the case of Series B Preferred Stock, this preference payment is equal to the greater of (a) $0.30 per share, subject to certain adjustments, as defined, plus any dividends declared but unpaid on such shares, or (b) the amount per share which the holders of Series B Preferred Stock would be entitled to if the shares of Series B Preferred Stock had been converted into shares of common stock immediately prior to such voluntary or involuntary liquidation, dissolution, or winding-up of the Company. In the case of Series C Preferred Stock, this preference payment is equal to the greater of (a) $0.38811 per share, subject to certain adjustments, as defined, plus any dividends declared but unpaid on such shares, or (b) the amount per share which the holders of Series C Preferred Stock would be entitled to if the shares of Series C Preferred Stock had been converted into shares of common stock immediately prior to such voluntary or involuntary liquidation, dissolution, or winding-up of the Company.

After the payment of all required preferential amounts to the holders of Preferred Stock, upon the dissolution, liquidation, or winding-up of the Company, any remaining assets and funds of the Company available for distribution shall be distributed among the holders of the then outstanding common stock, pro rata, according to the number of shares of common stock held by such holders.

Redemption

Series A-1, A-2 A-3, A-4, B and C Preferred Stock are required to be redeemed by the Company at a price of $0.4162, $0.3397, $0.6245, $0.30, $0.30 and $0.38811 per share, respectively, subject to certain adjustments, as defined in its amended and restated certificate of incorporation, plus all declared but unpaid dividends in three annual installments commencing 60 days after receipt by the Company, at any time on or after January 10, 2025 (the fifth anniversary of the Series C Preferred Stock original issue date), of written notice requesting redemption of all shares of Preferred Stock from the holders of a majority of the then outstanding shares of Preferred Stock (which must include at least 50% of the then outstanding shares of Series B Preferred Stock and 50% of the then outstanding shares of Series C Preferred Stock).

7. Common Stock

On January 10, 2020, the Company filed an amended and restated certificate of incorporation which authorizes its Board of Directors to issue up to 400,000,000 shares of common stock, par value $0.001 per share.

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company has reserved for future issuances the following shares of common stock as of March 31, 2020:

As of March 31, 2020
Series A-1 Preferred Stock	986,466
Series A-2 Preferred Stock	773,712
Series A-3 Preferred Stock	872,031
Series A-4 Preferred Stock	579,993
Series B Preferred Stock	2,852,177
Series C Preferred Stock	2,270,869
Warrants to purchase common stock	681,256
Stock options	1,176,697
Total	10,193,201

Warrants

In conjunction with the issuance of the Series C Preferred Stock, the Company issued Warrants to purchase 681,256 shares of common stock at an exercise price of $8.63 per share. The Warrants expire on the earlier of (i) ten years from the Warrant issuance date, (ii) immediately prior to the closing of the IPO, (iii) immediately prior to the closing of a Liquidation Transaction (as defined in the Warrant), or (iv) unless terminated earlier as provided in the Warrant. If the expiration of the Warrant is occasioned by either the closing of the IPO or a Liquidation Transaction and to the extent that the fair market value of one share of common stock underlying the Warrant would be greater than the exercise price in effect on such date immediately prior to such IPO or Liquidation Transaction, then all currently outstanding Warrants shall automatically be deemed to be net exercised effective immediately prior to and contingent upon the closing of the IPO or Liquidation Transaction. In the event of an IPO or Liquidation Transaction where the fair market value of one share of common stock underlying the Warrant would be less than the exercise price in effect immediately prior to such IPO or Liquidation Transaction, then the Warrants will expire immediately prior to the closing of such IPO or Liquidation Transaction.

The Company classified the Warrants as equity in the condensed consolidated balance sheets in accordance with the guidance in ASC 815, Derivatives and Hedging. The Company allocated the net proceeds from the issuance of the Series C Preferred Stock based on the relative fair values of the Series C Preferred Stock and Warrants, which resulted in approximately $0.7 million of the net proceeds being allocated to the Warrants.

As further discussed in Note 12, upon the completion of the IPO of its common stock in May 2020, all outstanding Warrants were automatically cashless exercised.

8. Stock-Based Compensation Expense

The Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) in February 2016. Upon adoption of the 2016 Plan, no further grants were made under the 2005 Equity Incentive Plan (“2005 Plan”, together with the 2016 Plan, the “Plans”). The 2016 Plan initially provided for the grant of awards for 130,499 shares of common stock. In June 2017, the Company amended the 2016 Plan to provide for the grant of awards for a total of 411,797 shares of common stock. In June 2018, the Company amended the 2016 Plan to provide for the grant of awards for a total of 1,020,792 shares of common stock.

All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock, restricted stock units, and other share-based awards under the terms of the 2016 Plan. As of March 31, 2020, 275,019 shares of common stock were available for future grant under the 2016 Plan.

All stock option grants are non-statutory stock options except option grants to employees and officers intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant. Vesting periods of awards are determined by the Board of Directors. Vesting periods of awards granted to date range from vesting upon grant to vesting over a four-year period. Vesting conditions are generally based on service provisions, whereby the awards vest over time. Additionally, the Company has granted certain awards which vest upon the achievement of certain financing and revenue milestones. Stock options granted under the Plans expire no more than 10 years from the date of grant.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$40	$3
General and administrative	94	45
Total	$134	$48

The Company did not record any stock-based compensation associated with milestone-based awards in the three months ended March 31, 2020 and 2019.

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.5%	2.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	78.0%	76.3%

A summary of the stock option activity under the Plans for the three months ended March 31, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2019	792,439	$6.59	7.3	$3,363
Granted	109,239	8.63
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2020	901,678	$6.84	7.4	$3,366
Exercisable at March 31, 2020	438,822	$9.41	5.7	$1,409
Vested and expected to vest at March 31, 2020	901,678	$6.84	7.4	$3,366

The weighted-average fair value of options granted to employees, directors and consultants during the three months ended March 31, 2020 and 2019 was $5.84 and $1.87, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. No options were exercised during the three months ended March 31, 2020 and 2019.

As of March 31, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was approximately $1.5 million. This amount is expected to be recognized over a weighted-average period of 3.2 years. Additionally, as of March 31, 2020, there was approximately $36,000 of unrecognized stock-based compensation related to a stock option award related to the achievement of a revenue-based milestone. As the Company believes the achievement of the revenue-based milestone is currently not probable, it has not recorded any stock-based compensation related to this award. The Company will continue to assess the probability of achieving the revenue-based milestone at each reporting period.

2020 Incentive Award Plan

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Incentive Award Plan (“2020 Plan”), and, subsequent to the IPO, all equity-based awards will be granted under the 2020 Plan. The 2020 Plan provides for grant of qualified and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, performance awards and other share and cash-based awards to the Company’s employees, officers, directors and consultants.

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares and the maximum number of shares that may be issued under the 2020 Plan is 8,800,000 shares, plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 and 2016 Plans as of the effective date of the 2020 Plan that become available again for grant under the 2005 and 2016 Plans in accordance with their terms. The number of shares available under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors on or prior to such date for such year.

2020 Employee Stock Purchase Plan

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”). The 2020 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.  The Company initially reserved 150,000 shares of common stock for issuance under the 2020 ESPP.  In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1st of each year from 2021 to 2030 by the lesser of (i) 0.5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors, provided that no more than 987,500 shares of common stock may be issued under the 2020 ESPP. The 2020 ESPP permits eligible participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of the Company’s common stock. The option will expire at the end of the applicable offering period, and will be exercised at that time to the extent of the payroll deductions accumulated during the offering period. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date.

9. Related Parties

The Company had consulting agreements that expired in January 2020 with two of its founders who are also directors of the Company. Total consulting expense related to these consulting agreements was $0 and $12,500 for the three months ended March 31, 2020 and 2019, respectively.

In 2011, the Company entered into a Contribution Agreement, Transition Services Agreement (as amended), Collaboration Agreement, Technology License Agreement and Trademark Coexistence Agreement with Arsenal Medical, Inc. (“Arsenal”), a company which shares certain common owners with the Company. During the three months ended March 31, 2019, the Company invoiced Arsenal for an aggregate of approximately $0.2 million, primarily for its share of rent and other overhead costs.  The Transition Services Agreement expired in June 2019. All amounts receivable from Arsenal were collected as of December 31, 2019.

10. Income Taxes

During the three months ended March 31, 2020 and 2019, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

11. Leases

In August 2007, the Company entered into an operating lease, as amended, for approximately 22,343 square feet of office and laboratory space in Watertown, Massachusetts. In November 2017, the Company amended its lease (“2017 Amendment”) and extended the lease term through April 2023. Initial base rent under the 2017 Amendment was approximately $1.0 million per year. The 2017 Amendment includes annual rent escalations over the term of the operating lease. The Company maintains a letter of credit of approximately $0.3 million securing its obligations under the operating lease which is secured by approximately $0.3 million of certificate of deposits, which are included as restricted cash in the consolidated balance sheets. Rent expense is recognized on a straight-line basis over the terms of occupancy.

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease Cost:
Operating lease cost	$263	$263
Variable lease cost	193	179
Sublease income	—	(183)
Total lease cost, net	$456	$259

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.  The Company’s sublease income during the three months ended March 31, 2019 related to subleases for a portion of the Company’s office and lab space.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease were as follows:

As of March 31, 2020
Weighted-average remaining lease term (in years)	3.1
Weighted-average discount rate	5.5%

Maturity of the Company’s operating lease liability in accordance with ASC 842 as of March 31, 2020 are as follows (in thousands):

Year ending December 31,
Remainder of 2020	$799
2021	1,091
2022	1,124
2023	379
Total maturities	3,393
Less: Amount representing interest	(282)
Present value of operating lease liability	3,111
Less: Current portion of operating lease liability	(919)
Total operating lease liability, net of current portion	$2,192

12. Subsequent Events

a. Reverse stock split

The Company’s Board of Directors approved a one-for-34.483 reverse stock split of its issued and outstanding common stock and stock options and a proportional adjustment to the existing conversion ratios for the Company’s redeemable convertible preferred stock pursuant to an amendment to the Company’s amended and restated certificate of incorporation effective as of April 27, 2020. Accordingly, all common stock shares, per share amounts, and additional paid in capital amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split. In addition, pursuant to the same amendment, the number of authorized shares of common stock was reduced to 200,000,000 shares.

b. Initial public offering

In May 2020, the Company completed its IPO in which the Company issued and sold 4,025,000 shares of its common stock, including 525,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds of $64.4 million. The Company received approximately $57.3 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by the Company. In connection with this financing, all outstanding shares of Preferred Stock converted into 8,335,248 shares of the Company’s common stock, all outstanding Warrants were automatically cashless exercised resulting in the issuance of 313,794 shares of the Company’s stock and the issuance to one of our directors, in lieu of compensation payable by the Company under a consulting agreement, of 19,661 fully vested shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a clinical-stage therapeutics company focused on the development and commercialization of novel integrated drug and delivery solutions for the localized treatment of patients with ear, nose and throat diseases. Our proprietary technology platform, XTreo, is designed to precisely and consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. Our initial product candidates, LYR-210 and LYR-220, are bioresorbable polymeric matrices designed to be administered in a brief, non-invasive, in-office procedure and intended to deliver up to six months of continuous drug therapy to the sinonasal passages for the treatment of chronic rhinosinusitis, or CRS. The therapeutic embedded within LYR-210 and LYR-220 is mometasone furoate, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States. We are advancing LYR-210 as a potential preferred alternative to surgery in an ongoing Phase 2 LANTERN clinical trial for CRS patients who have failed medical management. In our Phase 1 clinical trial, LYR-210 met its primary safety endpoint, and we observed that patients generally experienced significant and rapid, clinically meaningful and durable improvement in SNOT-22 scores, an established patient symptom severity scale, through week 25, which was the end of the trial. We are also developing LYR-220 for use in CRS patients who have an enlarged nasal cavity due to sinus surgery but continue to require treatment to manage CRS symptoms. Beyond CRS, we believe our XTreo platform has potential applications in other disease areas, which we are actively exploring to further broaden its therapeutic potential.

We were incorporated as a Delaware corporation on November 21, 2005, and our headquarters is located in Watertown, Massachusetts. On July 16, 2018, we formally changed our name to Lyra Therapeutics, Inc. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily through private placements of redeemable convertible preferred stock and funding from government contracts, and through the sale of our common stock in our initial public offering, or IPO, which closed in May 2020. From inception through March 31, 2020, we have raised an aggregate of $179.3 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $0.3 million were gross proceeds from the issuance of common stock and $16.8 million were gross proceeds from government contracts. In May 2020, we completed our IPO in which we issued and sold 4,025,000 shares of our common stock at a public offering price of $16.00 per share, for aggregate gross proceeds of $64.4 million. We received approximately $57.3 million in net proceeds after deducting underwriting discounts and estimated offering expenses payable by us.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $4.2 million and $3.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $132.0 million. We anticipate that our expenses will increase significantly as we:

•

conduct additional clinical trials of our most advanced product candidate, LYR-210, including the Phase 2 LANTERN trial which commenced in May 2019 and one or more planned pivotal Phase 3 clinical trials of LYR-210;

•	advance the development of LYR-220;
•	continue to discover and develop additional product candidates;
•	establish manufacturing and supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain marketing approval;
•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
•

establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval in geographies in which we plan to commercialize our products ourselves;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional staff, including clinical, scientific, technical, regulatory, operational, financial commercial and support personnel, to execute our business plan; and
•

add clinical, scientific, operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts, and to enable us to operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate. Additionally, we currently use contract research organizations, or CROs, to carry out our clinical development activities. We do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations and licensing arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed.

Because of the numerous risks and uncertainties associated with therapeutics product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

COVID-19 Pandemic and CARES Act

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China, the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. Currently, we do not anticipate the need to obtain funding from such loans. We continue to examine the impact that the CARES Act may have on our business. Currently, we are unable to determine the impact that the CARES Act will have on our financial condition, results of operations, or liquidity.

As of March 31, 2020, we had cash and cash equivalents totaling $35.2 million. We believe that our existing cash and cash equivalents, together with the net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval and successful commercialization efforts, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

Operating Expenses

Our operating expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including the development of and pursuit of regulatory approval of our most advanced product candidate, LYR-210, for the treatment of CRS, which include:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense for personnel engaged in research and development functions;
•	expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with CROs, investigative sites and consultants;
•

costs of manufacturing our product candidates for use in our preclinical studies and clinical trials as well as manufacturers that provide components of our product candidates for use in our preclinical and potential future clinical trials;

•	consulting and professional fees related to research and development activities;
•	costs related to compliance with clinical regulatory requirements; and
•	facility costs and other allocated expenses, which include expenses for rent and maintenance of our facility, utilities, depreciation and other supplies.

We expense research and development costs as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as clinical site activations, patient enrollment, or information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and may be reflected in our consolidated financial statements as prepaid or accrued research and development expenses.

Our research and development expenses consist primarily of costs such as employee compensation, consulting fees and CRO expenses in connection with our preclinical and clinical development activities. We typically use our employee and infrastructure resources across our development programs and we do not allocate personnel costs and other internal costs to specific product candidates or development programs with the exception of the costs to manufacture our product candidates.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate additional clinical trials, including one or more clinical trials for LYR-210 and LYR-220, scale our manufacturing processes and continue to discover and develop additional product candidates.

The successful development of LYR-210, LYR-220 and other potential future product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of these product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of preclinical studies, clinical trials and development of our product candidates will depend on a variety of factors, including:

•

successful completion of clinical trials with safety, tolerability and efficacy profiles for LYR-210, LYR-220 and any potential future product candidates that are satisfactory to the FDA or any comparable foreign regulatory authority;

•	approval of an IND for LYR-220 and any potential future product candidate to commence planned or future clinical trials in the United States or foreign countries;
•	significant and changing government regulation and regulatory guidance;
•	timing and receipt of marketing approvals from applicable regulatory authorities;

•	establishing arrangements with contract manufacturing organizations, or CMOs, for third-party clinical and commercial manufacturing to obtain sufficient supply of our product candidates;
•	obtaining and maintaining patent and other intellectual property protection and regulatory exclusivity for our product candidates;
•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
•	competition with other therapies; and
•	business interruptions resulting from the COVID-19 global pandemic.

A change in the outcome of any of these variables with respect to the development, manufacture or commercialization enabling activities of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we may be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, auditing, tax services and insurance costs.

We expect that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys and accountants, among other expenses. Additionally, we will incur increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our final prospectus for our IPO dated April 30, 2020 and filed with the SEC on May 1, 2020 pursuant to Rule 424(b) under the Securities Act and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  During the three months ended March 31, 2020, there were no material changes to our critical accounting policies from those discussed in our final prospectus.

Recently Adopted Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, such standards will not have a material impact on our consolidated financial statements or do not otherwise apply to our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Dollar
	2020	2019	Change
Operating expenses:
Research and development	$2,964	$2,764	$200
General and administrative	1,284	860	424
Total operating expenses	4,248	3,624	624
Loss from operations	(4,248)	(3,624)	(624)
Other income:
Interest income	16	35	(19)
Total other income	16	35	(19)
Net loss	$(4,232)	$(3,589)	$(643)

Research and Development Expenses

Research and development expenses increased by $0.2 million to $3.0 million for the three months ended March 31, 2020 from $2.8 million for three months ended March 31, 2019.

The increase in research and development expenses for the three months ended March 31, 2020 was primarily attributable to following:

•

An increase in employee compensation and benefits of $0.6 million resulting from an increase in headcount across the research and development function, particularly in chemistry, manufacturing and controls, or CMC as we continued to advance our LANTERN trial and we began preparation for transfer of our manufacturing process.

•

An increase of $0.3 million in lab support resulting from increased research and development headcount and their related activities, as well as the expense allocated to research and development related to our leased facility.

•

Partially offsetting the increases were decreases in clinical development external costs of $0.3 million, CMC costs of $0.2 million and consulting and professional costs of $0.2 million. These decreases were driven by decreased spending on LYR-210 as the COVID-19 pandemic adversely impacted enrollment in our Phase 2 LANTERN clinical trial, the completion of the majority of the manufacturing of the product needed for that clinical trial and a reduction in our use of consultants, particularly regulatory and quality assurance consultants.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million to $1.3 million for the three months ended March 31, 2020 from $0.9 million for the three months ended March 31, 2019.

The increase in general and administrative expenses for the three months ended March 31, 2020 was primarily attributable to an increase in employee compensation and benefits of $0.4 million resulting from an increase in headcount.

Interest Income

Interest income decreased by $19,000 to $16,000 for the three months ended March 31, 2020 from $35,000 for the three months ended March 31, 2019. The decrease was attributable to lower average interest rates for the three months ended March 31, 2020 due to changes in market conditions.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through March 31, 2020 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock and $16.8 million from government contracts. On May 5, 2020, we completed our IPO by issuing 4,025,000 shares of common stock, at an offering price of $16.00 per share, for net proceeds of $57.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The following table provides information regarding our total cash and cash equivalents at March 31, 2020 and December 31, 2019 (in thousands):

	As of	As of
	March 31, 2020	December 31, 2019
Cash and cash equivalents	$35,247	$9,808

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(4,017)	$(3,005)
Net cash used in investing activities	(8)	(52)
Net cash provided by financing activities	29,464	—
Net increase (decrease) in cash and cash equivalents	$25,439	$(3,057)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $4.0 million for the three months ended March 31, 2020 compared to $3.0 million for the three months ended March 31, 2019. The increase in cash used in operating activities of $1.0 million was attributable to:

•	$0.6 million increase in net loss; and
•	$0.4 million decrease in changes in the components of working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $8,000 for the three months ended March 31, 2020 compared to $52,000 for the three months ended March 31, 2019. The decrease in cash used in investing activities of $44,000 was attributable to a decrease in cash used for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $29.5 million for the three months ended March 31, 2020 compared to none for the three months ended March 31, 2019. The increase in cash provided by financing activities of $29.5 million was attributable to:

•	gross proceeds of $30.4 million from the sale of our Series C redeemable convertible preferred stock in the three months ended March 31, 2020; and
•	$0.8 million in payments for deferred financing costs in the three months ended March 31, 2020.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development for, initiate later stage clinical trials for, begin the manufacturing scale up process for, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents, together with the net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting future clinical trials of LYR-210;
•	the costs of manufacturing additional material for one or more pivotal Phase 3 clinical trials of LYR-210 and potential future clinical studies we might conduct for our other product candidates;
•

the costs of scaling up our manufacturing process and supply chain capacity to provide sufficient quantities of LYR-210 for the potential commercialization of LYR-210 if our clinical development program is successful and we obtain marketing approval;

•	the advancement of LYR-220;
•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
•

the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our headcount growth and associated costs as we expand our business operations, our research and development activities and our manufacturing scale up;
•	the costs of operating as a public company; and
•	the cost of potential business interruptions resulting from the COVID-19 global pandemic.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Any debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our final prospectus for our IPO dated April 30, 2020 and filed pursuant to Rule 424(b)(4) under the Securities Act on May 1, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, or EGC, we may to rely on certain of these exemptions, including exemptions from the requirement to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2020 and December 31, 2019, our cash equivalents consisted of interest-bearing checking accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature and the low risk profile of our interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors located in Europe, Australia and New Zealand. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and 2019.

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as March 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and a history of escalating operating losses, which may make it difficult to evaluate the prospects for our future viability.

We are a clinical-stage therapeutics company established in November 2005. Our operations to date have been limited to financing and staffing our company, developing our technology and identifying and developing our product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have not yet demonstrated an ability to obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing CRS treatments.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We will eventually need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any particular quarterly or annual period as indications of future operating performance.

We have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future. We may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $4.2 million for the three months ended March 31, 2020. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

In addition, we expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through pre-clinical and clinical development, expand our research and development activities, develop new product candidates, complete pre-clinical studies and clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as non-clinical or pre-clinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with ENT disease treatment product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•

continue additional clinical trials of our most advanced product candidate, LYR-210, including the Phase 2 LANTERN trial, which commenced in May 2019 and one or more planned pivotal Phase 3 clinical trials of LYR-210;

•	advance the development of LYR-220;
•	continue to discover and develop additional product candidates;
•	establish manufacturing and supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain marketing approval;
•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
•

establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval in geographies in which we plan to commercialize our products ourselves;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional staff, including clinical, scientific, technical, regulatory, operational, financial, commercial and support personnel, to execute our business plan;
•

add clinical, scientific operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts, and as to enable us to operate as a public reporting company;

•	utilize external vendors for support with respect to research, development, commercialization, regulatory, pharmacovigilance and other functions;
•	acquire or in-license other commercial products, product candidates and technologies;
•	expand internationally;
•	make royalty, milestone or other payments under current and any future in-license agreements;
•	implement additional internal systems and infrastructure; and
•	operate as a public company.

Furthermore, our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties. Each of our product candidates will require additional pre-clinical and/or clinical development, potential regulatory approval in multiple jurisdictions, the securing of manufacturing supply, capacity and expertise, the use of external vendors, the building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the foreseeable future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the clinical development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing manufacturing, sales, market acceptance of our products and marketing infrastructure to commercialize our product candidates for which we obtain approval; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We will need significant additional funding beyond the proceeds of our IPO in order to complete development of and obtain regulatory approval for our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We will need additional capital beyond the proceeds of our IPO, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Additional sources of financing might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned clinical trials or obtain approval of any of our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

We will require substantial funds to further develop, obtain approval for and commercialize our product candidates, including LYR-210, which is currently in Phase 2 clinical development. We will also require substantial funds to further develop, obtain approval for and commercialize our other product candidate, LYR-220, which is in pre-clinical development.

Based on our current operating plan, we believe our current cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LYR-210 and LYR-220 is highly uncertain, we are unable to estimate the actual funds we will require for development, approval and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the scope and results of our pre-clinical studies and clinical trials, including any unforeseen costs we may incur as a result of pre-clinical study or clinical trial delays due to the COVID-19 global pandemic or other causes;

•	the timing of, and the costs involved in, obtaining regulatory approvals for LYR-210 and LYR-220;
•	the costs and timing of changes in the regulatory environment and enforcement rules;
•	the costs and timing in changes in pharmaceutical pricing and reimbursement infrastructure;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including any litigation costs and the results of such litigation;
•	the effect of competing technological and market developments;
•	the extent to which we in-license or acquire other products and technologies;
•	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
•	the initiation, progress, timing and results of our commercialization of LYR-210 and LYR-220, if approved for commercial sale.

Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds through any sources. Market volatility resulting from the COVID-19 global pandemic could also adversely impact our ability to access capital as and when needed. If we are unable to obtain adequate funding on a timely basis, we may be required to curtail or discontinue one or more of our development programs for LYR-210 or LYR-220, or to reduce our operations. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preference over those of our existing common stock.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our operations, our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, redeeming our stock, making certain investments and engaging in certain merger, consolidation or asset sale transactions, among other restrictions. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have no approved products.

To date, we have no approved product on the market and have generated no product revenues. Unless we receive approval from the FDA or other regulatory authorities for our product candidates, we will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, including the proceeds from our IPO, and licensing fees and grants, if any.

Our product candidates are in various stages of development.

We are a therapeutics company focused on the development and commercialization of novel integrated drug and drug delivery solutions for the localized treatment of patients with ENT diseases. Our product candidates are at stages of pre-clinical or clinical development, and favorable results in pre-clinical or early stage clinical trials may not be predictive of success in later clinical trials and may not lead to commercially viable products for any of several reasons. For example, our product candidates may fail to be safe and effective in current or future clinical trials or pre-clinical studies, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. Our product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment by us before they can be commercialized.

Our business is highly dependent on the success of our most advanced product candidate, LYR-210, which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales. If LYR-210 does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize our most advanced product candidate, LYR-210. We currently have no products that are approved for commercial sale and have not completed the development of any product candidates, and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to LYR-210, which will require additional clinical development and potential additional pre-clinical development, management of clinical, medical affairs and manufacturing activities, regulatory approval in multiple jurisdictions, the securing of manufacturing supply, the building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. We cannot be certain that LYR-210 will be successful in ongoing or future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market LYR-210 from the FDA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Nor can we be certain that, if and when approved, the safety and efficacy profile of LYR-210 or our other product candidates will be consistent with the profiles observed in clinical trials.

LYR-210 is currently being studied in our Phase 2 randomized, sham procedure-controlled, patient blinded LANTERN clinical trial, evaluating the safety and efficacy in surgically-naïve CRS patients who have failed previous medical management. The trial was designed to enroll 99 evaluable patients with the potential to increase to up to 150 patients and was initiated in May 2019 at sites in Australia, Austria, Czech Republic, New Zealand and Poland. In December 2019, the FDA cleared our investigational new drug application, and, prior to the COVID-19 pandemic, we planned to enroll patients in the United States. However, in light of recent developments relating to the COVID-19 global pandemic, as described below, we discontinued enrollment at 67 patients in our ongoing Phase 2 LANTERN clinical trial and do not expect to enroll patients in the United States in Phase 2.

As a result of the decrease in the number of patients enrolled from planned (99) to actually enrolled (67) patients in our ongoing Phase 2 LANTERN clinical trial, a greater magnitude of change in composite score of the seven-day average of four cardinal symptoms from baseline at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 will be required in order for the trial to achieve statistical significance for the primary endpoint. Moreover, while we are leveraging remote electronic data collection to enable us to complete the clinical assessments and generate sufficient information to design our Phase 3 clinical trial, there can be no assurance that the COVID-19 global pandemic or other delays or disruptions will not hinder our electronic data collection or our collection of data for certain secondary endpoints which require sinus imaging to assess reduction in inflammation and phlebotomy to assess pharmacokinetics/pharmacodynamics. For example, subjects may currently be unable or unwilling to attend a protocol-specified clinic visit due to restrictions caused by the COVID-19 global pandemic and therefore data for certain secondary endpoints will be unable to be timely collected and assessed in the clinical trial.

If the required regulatory approvals for LYR-210 are not obtained or are significantly delayed, including as a result of the COVID-19 global pandemic, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

LYR-210 is our most advanced product candidate, and if we experience regulatory or developmental issues with respect to LYR-210, our development plans and business could be significantly harmed. Moreover, if we experience similar regulatory or developmental issues with our other pipeline product candidates, our development plans and business could be significantly harmed. Further, our competitors may be developing products with similar mechanisms of action and may experience problems with their products that could identify problems that would potentially harm our business.

We may not be successful in our efforts to identify and successfully commercialize additional product candidates.

Part of our strategy involves identifying novel product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

•	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
•	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;

•	potential product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•

potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance;

•	potential product candidates may not be effective in treating their targeted diseases or symptoms;
•	the market for a potential product candidate may change so that the continued development of that product candidate is no longer reasonable;
•	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
•	the regulatory pathway for a potential product candidate is highly complex and difficult to navigate successfully or economically.

In addition, we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful, or to license or purchase a marketed product that does not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. If we are unable to identify and successfully commercialize additional suitable product candidates, this would adversely impact our business strategy and our financial position.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

Clinical trials required for our product candidates are expensive and time-consuming, their outcome is uncertain, and if our clinical trials do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these trials, our ability to commercialize our product candidates and our financial position will be impaired.

We began dosing patients in our Phase 2 LANTERN clinical trial of our most advanced product, LYR-210, in May 2019. Our other product candidate, LYR-220, is in pre-clinical development. It is impossible to predict when or if either of our product candidates will prove effective and safe in humans or if we will receive regulatory approval for any of our product candidates, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

Clinical development is a long, expensive and uncertain process that is subject to significant delays. Due to known or unknown circumstances beyond our control, it may take us several years to complete our testing, and failure can occur at any stage of testing. The outcome of pre-clinical testing and early clinical trials may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. We cannot assure you that any clinical trial that we are conducting, or may conduct in the future, will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analysis, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

Delays associated with products for which we are directly conducting pre-clinical studies or clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of pre-clinical studies or clinical trials may be delayed by, or terminated because of, many factors, including:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our pre-clinical studies or clinical trials;
•	failure to obtain regulatory approval to commence a trial;
•

failure to reach, or delays in reaching, an agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	slower than expected rates of recruitment of patients or failure to recruit a sufficient number of patients;
•	modification of pre-clinical studies or clinical trial protocols;
•	changes in regulatory requirements for pre-clinical studies or clinical trials;

•	the impact of unusual placebo effects;
•	the lack of effectiveness during pre-clinical studies or clinical trials;
•	the emergence of unforeseen safety issues or undesirable side effects;
•	failure to obtain institutional review board, or the IRB, approval at each site;
•	delays, suspension, or termination of clinical trials by the IRB responsible for overseeing the trial at a particular trial site;
•	failure of patients in completing a trial or returning for post-treatment follow-up;
•	clinical sites deviating from trial protocol, dropping out of a trial or failing to comply with regulatory requirements;
•	failure to address patient safety concerns that arise during the course of a trial;
•	failure to manufacture sufficient quantities of product candidate for use in clinical trials;
•	government, IRB or other regulatory delays or “clinical holds” requiring suspension or termination of the trials; and
•	business interruptions resulting from the COVID-19 global pandemic.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates or significantly increase the cost of such trials, including:

•	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•	we may be unable to enroll a sufficient number of patients in our clinical trials to ensure adequate statistical power to detect any statistically significant treatment effects;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

regulators, IRBs or independent ethics committees, or IECs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or may require that we or our investigators suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

•

we may experience delays in reaching or fail to reach agreement on acceptable pre-clinical study or clinical trial contracts or pre-clinical study or clinical trial protocols with prospective trial sites;

•	the cost of pre-clinical studies or clinical trials of our product candidates may be greater than we anticipate and we may not have funds to cover the costs;
•	the supply or quality of our product candidates or other materials necessary to conduct pre-clinical studies or clinical trials of our product candidates may be insufficient or inadequate;
•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•

any current or future collaborators that conduct pre-clinical studies or clinical trials may face any of the above issues, and may conduct pre-clinical studies or clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to extend the duration of current pre-clinical studies or clinical trials or to conduct additional pre-clinical studies or clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete pre-clinical studies or clinical trials of our product candidates or other testing, if the results of these trials, studies or tests are not positive or are only modestly positive, if there are safety concerns or if we determine that the observed safety or efficacy profile would not be competitive in the marketplace, we may:

•	incur unplanned costs;
•	be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;
•	obtain marketing approval in some countries and not in others;
•	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;
•	obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•	be subject to additional post-marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

We could encounter delays if a clinical trial is materially modified, suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a material modification, suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects for our product candidates, or other products or product candidates in the same drug class, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we may rely on CROs and clinical trial sites to ensure the proper and timely conduct of clinical trials and while we would have agreements governing their committed activities, we would have limited influence over their actual performance, as described in “—Risks Related to Our Dependence on Third Parties.”

Our most advanced product candidate, LYR-210, is in clinical development and will require the completion of clinical testing before we are prepared to submit an NDA for regulatory approval. We cannot predict if or when we might complete the development of LYR-210 and submit an NDA or whether any such NDA will be approved by the FDA. We may also seek feedback from the FDA or other regulatory authorities on our clinical development programs, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs. If the results of ongoing and future clinical trials for LYR-210 are positive, we plan to submit an NDA in the United States. However, no assurance can be given that we will be successful in the near term, obtain regulatory approval or have any commercial sales of LYR-210.

Any clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways by different reviewers and regulators, which could delay, limit or prevent regulatory approval. Drug-related adverse events during a pre-clinical study or clinical trial could cause us to repeat a trial or study, perform an additional trial or study, expand the size and/or duration of a trial or study, terminate a trial or study or even cancel a pre-clinical or clinical program. The failure of pre-clinical studies or clinical trials to demonstrate safety and effectiveness for the desired indications could harm the development of that product candidate and other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical trials would delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. A number of companies in the biotechnology and pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Even if our future and ongoing pre-clinical studies and clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of LYR-210, LYR-220 and/or any future product candidate.

If we experience delays in the commencement or completion of, or have to extend or expand, our pre-clinical studies or clinical trials, or if we terminate a pre-clinical study or clinical trial prior to completion, the commercial prospects of LYR-210, LYR-220 or any future product candidate could be harmed, and our ability to generate revenues from LYR-210, LYR-220 or any future product candidate may be delayed. In addition, any delays in our pre-clinical studies or clinical trials could increase our costs, slow down the development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of pre-clinical studies or clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our pre-clinical studies and clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates and the development of our product candidates may be delayed or unsuccessful, which could prevent or delay regulatory approval and commercialization.

Both of our current product candidates are in clinical or pre-clinical development stages. Notwithstanding the data obtained to date with respect to LYR-210 and LYR-220 in CRS, LYR-210 and LYR-220 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from our product sales. In addition, if we encounter safety or efficacy problems, developmental delays or regulatory issues, delays caused by the COVID-19 global pandemic or other problems, our developmental plans and business could be significantly harmed.

If the development of LYR-210, LYR-220 or any other future product candidate is unsuccessful, our ability to generate revenues will be adversely affected. Our development of current and future product candidates is subject to the risks of failure and delay inherent in the development of new products and product candidates, including:

•	delays in product development, pre-clinical or clinical testing or manufacturing;
•	unplanned expenditures in product development, pre-clinical or clinical testing or manufacturing;
•	failure to receive regulatory approvals;
•	failure to secure rights from third parties for new technology;
•	failure to achieve market acceptance; and
•	emergence of superior or equivalent products.

In addition, product candidates in later stages of clinical trials may fail to show the desired safety profiles and efficacy results despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

Additionally, we have not conducted, nor do we believe we are required to conduct, any head-to-head trials comparing LYR-210 to other approved or experimental treatments for CRS. Any such head-to-head trial, if conducted, may show that LYR-210 is not more effective than any of such other drugs. Material adverse differences in the relative efficacy of LYR-210 could significantly harm the adoption of LYR-210 and our business prospects.

Because of these risks, our research and development efforts may not result in any commercially viable products. If a significant portion of these development efforts are not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

Success in pre-clinical or earlier clinical trials may not be indicative of results in future clinical trials.

Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Pre-clinical studies and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in pre-clinical studies and early clinical trials does not ensure that later, large-scale efficacy trials will be successful nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in pre-clinical studies or having successfully advanced through initial clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. As an organization, we have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in pre-clinical studies and earlier-stage clinical trials. Data obtained from pre-clinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates may likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We intend to seek FDA approval for our current product candidates, LYR-210 and LYR-220, and we may seek FDA approval for future product candidates, through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from trials that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved drugs, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as we anticipate, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with the development of our product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in competitive products reaching the market before our product candidates, which could impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization, or that a competitor would not obtain approval first along with subsequent market exclusivity from the FDA, thereby delaying potential approval of our product.

In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to accelerated product development or earlier approval.

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

We have conducted, are conducting and in the future, we may conduct clinical trials for our product candidates in sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We have conducted and are conducting clinical trials for LYR-210 outside the United States, specifically in Australia, Austria, Czech Republic, New Zealand and Poland, and we may in the future choose to conduct other clinical trials outside the United States for LYR-210, LYR-220 or any of our other future product candidates. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice, or GCP, including review and approval by an IEC and receipt of informed consent from subjects. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for which we intend to seek approval for the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials of our product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

In addition, there are risks inherent in conducting clinical trials in multiple jurisdictions, inside and outside of the United States, such as:

•	regulatory and administrative requirements of the jurisdiction where the trial is conducted that could burden or limit our ability to conduct our clinical trials;
•	foreign exchange fluctuations;
•	manufacturing, customs, shipment and storage requirements;
•	cultural differences in medical practice and clinical research; and
•	the risk that the patient populations in such trials are not considered representative as compared to the patient population in the target markets where approval is being sought.

Interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between interim or preliminary data and final data could significantly harm our business prospects.

LYR-210 and LYR-220 are drug-device combinations, which may result in additional regulatory and other risks.

LYR-210 and LYR-220 are drug-device combination products. We may experience delays in obtaining regulatory approval of these product candidates given the increased complexity of the review process when approval of a drug and a delivery device is sought under a single marketing application. Both LYR-210 and LYR-220 will be regulated as drug-device combination products, which require coordination within the FDA and similar foreign regulatory agencies for review of the product candidates’ device and drug components. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although we believe a single marketing application for the approval of a combination product would be successful, there can be no assurance that the FDA will not determine that separate marketing applications are necessary. This determination could significantly increase the resources and time required to bring a particular combination product to market. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process, as well as coordination between two different centers within FDA responsible for review of the different components of the combination product.

Failure to successfully develop or supply the device component, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or third-party providers to obtain or maintain regulatory approval or clearance of the device component of LYR-210 or LYR-220, as appropriate, could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in these product candidates reaching the market. Further, failure to successfully develop or supply the device, or to gain or maintain its approval, could adversely affect sales of LYR-210 and LYR-220.

If we fail to obtain the necessary U.S. regulatory approvals to commercialize any product candidate, we will not be able to generate revenue in the U.S. market.

We cannot assure you that we will receive the approvals necessary to commercialize our product candidates, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical efforts will result in drugs that the FDA will determine are safe for humans and effective for their intended uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing, perform post-marketing studies, address manufacturing concerns, or otherwise limit or impose conditions on any approval we obtain. The approval process may also be delayed by changes in government regulation, the impact of the COVID-19 global pandemic, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our product candidates;
•	impose costly procedures on us; and
•	diminish any competitive advantages that we may otherwise enjoy.

Even if we receive approval of an NDA or comparable foreign regulatory filing for our product candidates, the FDA or the applicable foreign regulatory body may approve our product candidates for a more limited indication than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We cannot be sure that we will ever obtain regulatory clearance for our product candidates. Failure to obtain FDA approval of our product candidates will severely undermine our business by leaving us without a commercially available product, and therefore without any source of revenues, until another product candidate can be developed or obtained and ultimately approved. There is no guarantee that we will ever be able to develop or acquire another product candidate or that we will be able to obtain FDA approval to commercialize such product candidate.

Even if we obtain FDA approval for our product candidates in the United States, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize its full market potential.

We intend either on our own or through collaborations or partnerships, to market our products in international markets. In order to market any products in the European Union and many other foreign jurisdictions, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional pre-clinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, costly, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed. We cannot predict when or if, and in which territories, we, or any of our potential future collaborators, will obtain marketing approval to commercialize a product candidate.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that neither LYR-210, LYR-220 nor any future product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses in patients. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional pre-clinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be delayed by several years, or may require us to expend significantly more resources than we have available.

Of the large number of potential products in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy and costly approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authorities, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Separately, in response to the COVID-19 global pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and provide guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

If we encounter delays or difficulties enrolling patients in our clinical trials, our clinical development activities and receipt of regulatory approvals could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to trial sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

•	the perceived risks and benefits of the product candidate in the trial;
•	the availability of alternative therapies;
•	our ability to obtain and maintain patient consents;
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•	the impact of the ongoing COVID-19 global pandemic.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop LYR-210, LYR-220 and/or any other future product candidates, or could render further development impossible.

Our product candidates may cause serious adverse events or undesirable side effects including injury and death or have other properties which may delay or prevent their regulatory approval, limit the commercial profile of an approved label, or, result in significant negative consequences following marketing approval, if any. If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any potential future collaborators, to market the drug could be compromised.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Serious adverse events, or SAEs, or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our clinical trials or pre-clinical studies could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. For example, in our Phase 1 clinical trial for our most advanced product candidate, LYR-210, there has been one SAE in the active group (acute myocardial infarction), which was considered not related to LYR-210. For more information, see “Business—LYR-210 for the Treatment of CRS—Overview of Our Clinical Development.”

In addition, subjects treated with LYR-210 have experienced adverse events, including facial pain, nasopharyngitis, sinusitis, upper respiratory tract infection, procedural headache, nasal discomfort and nasal odor, among others.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted or DSMB, could materially modify, suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease pre-clinical studies or clinical trials, require us to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated, or deny approval of our product candidates for any or all targeted indications. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We currently train and expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

If any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by any such product, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	we may be required to recall a product or change the way such product is administered to patients;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product;
•	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;
•	regulatory authorities may require long-term patient registries for the product;
•	we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
•	the product could become less competitive;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or at all. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through pre-clinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, umbrella, and directors’ and officers’ insurance.

Any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for LYR-210 and/or LYR-220, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with research, development, regulatory, manufacturing, quality assurance and other pharmaceutical functions and commercialization may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with research, development, regulatory, manufacturing, quality assurance and other pharmaceutical functions and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, the European Medicines Agency, or the EMA, and other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of pre-clinical studies or clinical trials, creation of fraudulent data in pre-clinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Our business and operations would suffer in the event of system failures.

Our computer systems, as well as those of our CROs and other contractors, vendors, suppliers and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs and our business. For example, the loss of pre-clinical studies or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of LYR-210, LYR-220 or any other product candidate could be delayed.

In the ordinary course of our business, we directly or indirectly collect and store sensitive data, including intellectual property, confidential information, pre-clinical and clinical trial data, proprietary business information, personal data and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure has been and, from time to time, may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 global pandemic. Although, to our knowledge, we have not experienced any material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our business reputation and delay our clinical development of our product candidates.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

We will be subject to extensive and costly government regulation.

Product candidates employing our technology will be subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments, and their respective equivalents outside of the United States. The FDA regulates the research, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical products. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling our products. The regulatory review and approval process, which includes pre-clinical testing and clinical trials of each product candidate, is lengthy, expensive, and uncertain. We or our collaborators must obtain and maintain regulatory authorization to conduct pre-clinical studies and clinical trials. We or our collaborators must obtain regulatory approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety and efficacy, potency and purity, for each intended use. The development and approval process takes many years, requires substantial resources, and may never lead to the approval of a product.

Even if we are able to obtain regulatory approval for a particular product, the approval may limit the indicated medical uses for the product, may otherwise limit our ability to promote, sell, and distribute the product, may require that we conduct costly post-marketing surveillance, and/or may require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, may require further regulatory review and approval. Once obtained, any approvals may be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue.

If we, our collaborators, consultants, contract manufacturers, CROs or other vendors, fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things, delays in the approval of applications or supplements to approved applications; refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications; warning letters; fines; import and/or export restrictions; product recalls or seizures; injunctions; total or partial suspension of production; civil penalties; withdrawals of previously approved marketing applications or licenses; recommendations by the FDA or other regulatory authorities against governmental contracts; and/or criminal prosecutions.

Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and could adversely affect our business.

In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could prevent or delay marketing approval of our products in development, restrict or regulate post-approval activities involving any product candidates for which we obtain marketing approval, impact pricing and reimbursement and impact our ability to sell any such products profitably. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

•

an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting “transfers of value” made or distributed to prescribers and other healthcare providers and reporting investment interests held by physicians and their immediate family members;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the creation of the Independent Payment Advisory Board, which had been included as part of the provisions of the ACA, was repealed in February 2018. The current presidential administration and Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. The CARES Act, which was signed into law on March 27, 2020, and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 global pandemic, suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

In markets outside of the United States and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

In addition, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, the EMA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with current good manufacturing practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. In addition, the sponsor of an approved NDA is subject to periodic inspections and other FDA monitoring and reporting obligations, including obligations to monitor and report adverse events and other information such as the failure of a product to meet the specifications in the NDA. NDA sponsors must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. The FDA may require changes in the labeling of already approved drug products and require that sponsors conduct post-marketing studies. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk mitigation tools. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. In addition, advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our products outside of their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDA’s restrictions relating to the promotion of prescription products may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

The distribution of product samples to physicians must comply with the requirements of the FDCA. NDA sponsors must obtain FDA approval for product, manufacturing, and labeling changes, depending on the nature of the change. Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines, injunctions, consent decrees of permanent injunction, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on manufacturing such products;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning letters or holds on clinical trials;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure or detention; or
•	injunctions or the imposition of civil or criminal penalties.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues. If regulatory sanctions are applied or if regulatory approval is withheld or withdrawn, the value of our company and our operating results will be adversely affected.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of LYR-210, LYR-220 and/or any other future product candidate. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the COVID-19 global pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 global pandemic or issue guidance materially affecting the conduct of clinical trials. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information;

•	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation, or the GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the EU (including health data).

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock options for consulting services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business.

We are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA and, in the EU and the European Economic Area, or EEA, Regulation 2016/679, known as the GDPR. New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could adversely affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief. Furthermore, these rules are constantly changing; for example, the GDPR came into force in May 2018 changing the European regime. Before that, the US-EU Safe Harbor framework was declared invalid in 2015 and replaced with the EU-U.S. Privacy Shield framework which, along with other methods which permit transfer under European privacy law, are under ongoing review and subject to challenge.

The privacy laws in the EU have been significantly reformed. On May 25, 2018, the GDPR entered into force and became directly applicable in all EU member states. The GDPR implements more stringent operational requirements than its predecessor legislation. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, will require the appointment of data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the greater of €20 million or up to 4% of our total global annual revenue in the event of a significant breach. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition.

We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information.

We face potential liability related to the privacy of health information we obtain from clinical trials sponsored by us.

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the EU Data Protection Directive and legislation of the EU member states implementing it.

Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by our CROs and other third-party contractors to comply with the strict rules on the transfer of personal data outside of the European Union into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

If we or third-party CMOs, CROs or other contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.

Our operations, including our development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions.

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Environmental, health and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, the production efforts of our third-party manufacturers or our development efforts may be interrupted or delayed.

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally.

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our product candidates or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our policies and other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients, customers and others. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results and financial condition and could adversely affect the price of our common stock.

Risks Related to Commercialization

Developments by competitors may render our products or technologies obsolete or non-competitive or may reduce the size of our markets.

Our industry has been characterized by extensive research and development efforts, rapid developments in technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical, biotechnology and specialty pharmaceutical companies either marketing or developing therapeutics to treat CRS. Academic research institutions, governmental agencies, as well as public and private institutions are also potential sources of competitive products and technologies. Our competitors may have or may develop superior technologies or approaches, which may provide them with competitive advantages. Our potential products may not compete successfully. If these competitors access the marketplace before we do with better or less expensive therapeutics, our product candidates, if approved for commercialization, may not be profitable to sell or worthwhile to continue to develop. Technology in the pharmaceutical industry has undergone rapid and significant change, and we expect that it will continue to do so. Any compounds, products or processes that we develop may become obsolete or uneconomical before we recover any expenses incurred in connection with their development. The success of our product candidates will depend upon factors such as product efficacy, safety, reliability, availability, timing, scope of regulatory approval, acceptance and price, among other things. Other important factors to our success include speed in developing product candidates, completing clinical development and laboratory testing, obtaining regulatory approvals and manufacturing and selling commercial quantities of potential products.

Our product candidates are intended to compete directly or indirectly with existing products and treatments. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians or patients. Hospitals, physicians or patients may conclude that our potential products are less safe or effective or otherwise less attractive than these existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

Significant competition exists in the treatment of CRS. We will need to compete with all currently available or future therapies within the indications where our development is focused. LYR-210, if approved and commercialized, will face significant competition. The main classes of marketed products that are available for the treatment of CRS include nasal saline irrigation, intranasal corticosteroidal sprays and antibiotics, as well as surgical intervention. In addition, one company is currently marketing, and several companies are also currently developing, biologic monoclonal antibodies, or mAbs, for the treatment of nasal polyps. If these biologic mAbs are successfully developed and approved for marketing, they could represent competition for LYR-220 for the segment of patients that have polyps. Finally, one company is developing an oral DP-2 antagonist currently in Phase 2 clinical trials for CRS patients that could represent competition across the spectrum of CRS patients.

There are a number of companies developing or marketing therapies for the treatment and management of CRS that may compete with our current product candidates, including many major pharmaceutical and biotechnology companies. These companies include, among others: Hoffman-La Roche, GlaxoSmithKline, Gossamer Bio, AnaptysBio, Regeneron, OptiNose and Intersect ENT.

Most of our competitors, including many of those listed above, have substantially greater capital resources, robust product candidate pipelines, established presence in the market and expertise in research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. As a result, our competitors may achieve product commercialization or patent protection earlier than we can. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified clinical, regulatory, scientific, sales, marketing and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or noncompetitive.

The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates, assuming FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for our products or procedures using our products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. A decision by a third-party payor not to cover or separately reimburse for our products or procedures using our products, could reduce physician utilization of our products once approved. Assuming there is coverage for our product candidates or procedures using our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Similarly, our product candidates are physician-administered treatments and as such, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. To the extent separate coverage and reimbursement should become available for LYR-210, we anticipate that it will be sold to physicians on a “buy and bill” basis. Buy and bill products must be purchased by healthcare providers before they can be administered to patients. Healthcare providers subsequently must seek reimbursement for the product from the applicable third-party payor, such as Medicare or a health insurance company. Healthcare providers may be reluctant to administer our product candidates, if approved, because they would have to fund the purchase of the product and then seek reimbursement, which may be lower than their purchase price, or because they do not want the additional administrative burden required to obtain reimbursement for the product.

Further, the status of reimbursement codes for any of our product candidates, if approved, could also affect reimbursement. J-Codes and Q-Codes are reimbursement codes maintained by the Centers for Medicare and Medicaid Services, or CMS, that are a component of the Healthcare Common Procedure Coding System and are typically used to report injectable drugs that ordinarily cannot be self-administered. We currently do not have a specific J-Code or Q-Code for any of our product candidates. If our product candidates are approved, we may apply for one but cannot guarantee that a J-Code or Q-Code will be granted. To the extent separate coverage or reimbursement is available for any product candidate, if approved, and a specific J-Code or Q-Code is not available, physicians would need to use a non-specific miscellaneous J-Code to bill third-party payors for these physician-administered drugs. Because miscellaneous J-Codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. These claims must often be submitted with additional information and manually processed, which can delay claims processing times as well as increase the likelihood for claim denials and claim errors. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs and biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on our product candidates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the EU and other jurisdictions have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially-reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

Our clinical studies were designed to demonstrate the safety and efficacy of LYR-210 based on FDA requirements and may not be seen as compelling to physicians or patients.

Our success depends on the medical community’s acceptance of LYR-210, if approved, as a treatment for CRS patients. LYR-210 was previously studied in an open-label, Phase 1 clinical trial with 20 patients in New Zealand and Australia, which achieved its primary endpoint of safety at week 4. In the Phase 1 trial, we also observed that patients generally experienced significant and rapid, clinically meaningful and durable improvement in SNOT-22 scores. Significant reduction in SNOT-22 scores was observed at week 1, and this reduction persisted through week 25, which was the end of the trial. While the results of this early clinical trial suggest a favorable safety and efficacy profile, the study design and results, and the design and results of future clinical trials we conduct, may not be viewed as compelling to our physician customers or patients. If physicians do not find our data compelling, even if LYR-210 receives marketing approval they may choose not to use our products or limit their use. We cannot assure you that any data that we or others generate will be consistent with that observed in the Phase 1 clinical trial of LYR-210, nor that results will be maintained beyond the time points studied. We also cannot assure you that any data that may be collected will be compelling to the medical community because the data may not be clinically meaningful and may not demonstrate that LYR-210 is an attractive procedure when compared against data from alternative treatments.

Even if either LYR-210 or LYR-220 receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If either LYR-210 or LYR-220 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of LYR-210 or LYR-220, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our platform;
•	the perception by members of the healthcare community, including physicians, or patients that the process of administering LYR-210 or LYR-220, is not unduly cumbersome;
•	the efficacy and potential advantages compared to alternative treatments;
•	effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments;
•	our ability to offer our products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•	the availability of third-party coverage and adequate reimbursement;
•	product labeling or product insert requirements of the FDA, the EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our product together with other medications.

If our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, healthcare payors, and patients, we may not generate sufficient revenue from these products, and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidates will depend on our ability to manufacture our products through third-party manufacturers, differentiate our products from competing products and defend the intellectual property of our products.

Because we expect sales of LYR-210, if approved, to generate substantially all of our product revenues for a substantial period, the failure of this product to find market acceptance would harm our business and could require us to seek additional financing.

If physicians or patients are not willing to change current practices and adopt our office-based administration procedure for LYR-210 and LYR-220, our products may fail to gain market acceptance, and our business will be harmed.

Our initial product candidates, LYR-210 and LYR-220, are bioresorbable polymeric matrices designed to be administered in a brief, non-invasive, in-office procedure by an ENT physician under endoscopic visualization via a single-use applicator. While we believe ENT physicians will be able to administer our product candidates, if successfully developed and approved, in conjunction with an endoscopy procedure, thereby making the placement aligned with the existing care continuum for CRS patients and eliminating the need for ENT physicians to schedule separate surgical time, ENT physicians may not adopt our in-office procedure for a number of reasons, including:

•	lack of significant experience with the placement procedure via a single-use applicator;
•	lack of availability of adequate insurance coverage or reimbursement for the placement procedure;
•	perceived inadequacy of evidence supporting clinical benefits or cost-effectiveness of the placement procedure and/or our products in general over existing alternatives;
•	a perception that patients may be unable to tolerate the placement procedure in the physician office setting; and
•	liability risks generally associated with the use of new products and procedures.

If ENT physicians do not adopt the placement procedure for any reason, including those listed above, our ability to grow our business would be impaired, even if LYR-210 and LYR-220 receive marketing approval.

We believe recommendations and support of our products by notable ENT physicians could influence market acceptance and adoption. If we do not receive support from influential ENT physicians, our ability to achieve broad market acceptance for our products may be impaired.

In addition, if patient receptivity toward treatment in an ENT physician office setting becomes less favorable in the future, this shift could negatively impact market acceptance of our products. Any negative change due to patient receptivity could also be compounded by patients reporting to physicians or other patients through word-of-mouth or social media.

Additionally, while it is currently more cost-effective to the healthcare system for providers to perform the placement procedure in an ENT physician’s office than a FESS procedure in an operating room, healthcare economics are subject to change. If the use of our products were to cease being more cost-effective than FESS due to changes in reimbursement economics, our products may fail to gain market acceptance, our future growth would be limited and our business may be adversely affected.

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing LYR-210 or LYR-220, if approved, and we may not be able to generate any revenue.

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so.

We expect to build our own focused sales, distribution and marketing infrastructure to market LYR-210 and LYR-220 in the United States, if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of LYR-210. Additionally, if the commercial launch of LYR-210 or LYR-220 for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•

our inability to equip medical and sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding applicable diseases and our future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•	our inability to develop or obtain sufficient operational functions to support our commercial activities; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of LYR-210, LYR-220 or any future product candidates in markets outside of the United States. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We intend to selectively pursue collaborative arrangements regarding the sale and marketing of LYR-210, if approved, for certain markets outside of the United States; however, we cannot assure that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of LYR-210 or LYR-220, we may be forced to delay the potential commercialization of LYR-210 or LYR-220 or reduce the scope of our sales or marketing activities for LYR-210 or LYR-220. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to LYR-210 or LYR-220 or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing LYR-210 or LYR-220 and may not become profitable and may incur significant additional losses. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. We are evaluating the opportunities for the development and commercialization of our product candidates in foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approvals in other countries we may be required to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of our product candidates and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for our product candidates in foreign markets;
•	our inability to directly control commercial activities if we are relying on third parties;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language barriers for technical training and the need for language translations;
•	reduced protection of intellectual property rights in some foreign countries;
•	the existence of additional potentially relevant third-party intellectual property rights;
•	foreign currency exchange rate fluctuations; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

In some countries, particularly the countries in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

The sizes of the patient populations that our product candidates are intended to treat have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population than we anticipate, our revenue and ability to achieve profitability may be materially adversely affected.

The precise incidence and prevalence of the conditions we aim to address with our programs is unknown and cannot be precisely determined. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new information may change the estimated incidence or prevalence of these diseases, and the incidence or prevalence of these diseases is subject to change.

The total addressable market across all of our product candidates will ultimately depend upon, among other things, the indications and conditions of use for which the product candidates are approved and may be marketed, acceptance by the medical community and patient access, drug pricing and reimbursement. The sizes of the patient populations that our product candidates are intended to treat in the United States and other major markets and elsewhere may turn out to be smaller than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, we may never achieve profitability despite obtaining such significant market share.

If we cannot compete for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by other companies. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors may have compounds already approved or in development in the therapeutic categories that we are targeting with our current and future product candidates. In addition, many of these competitors, either alone or together with their collaborative partners, may operate larger research and development programs or have substantially greater financial resources than we do, as well as greater experience in:

•	developing product candidates;
•	undertaking pre-clinical testing and clinical trials;
•	obtaining NDA approval by the FDA and comparable foreign regulatory approvals of product candidates;
•	formulating and manufacturing products; and
•	launching, marketing and selling products.

If we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If either LYR-210 or LYR-220 is approved for commercialization, we intend to selectively partner with third parties to market it in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international pharmaceutical operations, including:

•	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;
•	reduced protection for intellectual property rights;
•	foreign reimbursement, pricing and insurance regimes;
•	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions; and
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the European Union and many of the individual countries in Europe with which we will need to comply. Many U.S.-based biotechnology companies have found the process of marketing their own products in Europe to be very challenging.

Certain legal and political risks are also inherent in foreign operations. For example, it may be more difficult for us to enforce our agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where we may operate. In certain countries or regions, terrorist activities and the response to such activities may threaten our operations more than in the United States. Social and cultural norms in certain countries may not support compliance with our corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we may operate are a risk to our financial performance and future growth. Additionally, the need to identify financially and commercially strong partners for commercialization outside the United States who will comply with the high manufacturing and legal and regulatory compliance standards we require is a risk to our financial performance. As we operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition or results of operations.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

The use of our product candidates, including LYR-210 and LYR-220, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. For example, complications arising from the placement procedure for LYR-210 or LYR-220, or from the degradation or dislodgment of the LYR-210 or LYR-220 polymeric matrix within the sinuses after placement, or from foreign growth occurring in the sinus after placement, could give rise to product liability claims against us. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs, which may not be covered by insurance. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;
•	withdrawal of participants from our clinical trials;
•	significant costs to defend the related litigation and related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	inability to commercialize LYR-210 or LYR-220 or any other product candidate;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	decreased demand for LYR-210 or LYR-220 or any other product candidate, if approved for commercial sale; and
•	loss of revenue.

Risks Related to Our Dependence on Third Parties

We will rely on third parties for the manufacture of materials for our research programs, pre-clinical studies and clinical trials and we do not have long-term contracts with any of these parties. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

Although we currently conduct certain manufacturing operations internally, we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Instead, we expect to rely on third parties for the manufacture of our product candidates and related raw materials for future pre-clinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We do not have a long-term agreement with any of the third-party manufacturers we currently use to provide pre-clinical and clinical drug supply, and purchase any required materials on a purchase order basis. Certain of these manufacturers are critical to our production and the loss of these manufacturers to one of our competitors or otherwise, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent or impair our ability to timely conduct pre-clinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and other laws and regulations. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Some of our contract manufacturers may not have produced a commercially-approved product and therefore may not have obtained the requisite FDA approvals to do so. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, we may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•	breach of the manufacturing agreement by the third party;
•	failure to manufacture our product according to our specifications;
•	failure to manufacture our product according to our schedule or at all;
•	misappropriation of our proprietary information, including our trade secrets and know-how; and
•	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. The extent to which the COVID-19 global pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects and may cause delays. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We rely on third parties to conduct our pre-clinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

We are dependent on third parties to conduct our pre-clinical studies and clinical trials, including our ongoing clinical trials for LYR-210, and we expect to rely on third parties to conduct any future clinical trials and pre-clinical studies for our product candidates, including LYR-220. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

There is no guarantee that any such CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned, and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA we submit to the FDA. Any such delay or rejection could prevent us from commercializing our product candidates.

If any of our relationships with these third-parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. The COVID-19 global pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We may collaborate with third parties for the development and commercialization of LYR-210, LYR-220 and any of our future product candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize LYR-210, LYR-220 or our future product candidates successfully, if at all.

We may seek collaborative relationships for the development and commercialization of LYR-210, LYR-220 or any future product candidates. Failure to obtain a collaborative relationship for LYR-210, LYR-220 or any future product candidates may significantly impair the potential for these product candidates. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

•	a collaboration partner may shift its priorities and resources away from our product candidates due to a change in business strategies, or a merger, acquisition, sale or downsizing;
•

a collaboration partner may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;

•	a collaboration partner may cease development in therapeutic areas which are the subject of our strategic collaboration;
•	a collaboration partner may not devote sufficient capital or resources towards our product candidates;
•	a collaboration partner may change the success criteria for a product candidate, thereby delaying or ceasing development of such candidate;
•

a significant delay in initiation of certain development activities by a collaboration partner will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;

•	a collaboration partner could develop a product that competes, either directly or indirectly, with our product candidate;
•	a collaboration partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;
•	a collaboration partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;

•	a collaboration partner may terminate a strategic alliance;
•

a dispute may arise between us and a partner concerning the research, development or commercialization of a product candidate resulting in a delay in milestones, royalty payments or termination of an alliance and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

•	a partner may use our products or technology in such a way as to invite litigation from a third party.

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital. Moreover, any collaborative partners we enter into agreements with in the future may shift their priorities and resources away from our product candidates or seek to renegotiate or terminate their relationships with us.

If we seek, but are not able to establish, collaborations, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital. We may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue.

Data provided by collaborators and others upon which we rely that has not been independently verified could turn out to be false, misleading, or incomplete.

We rely on third-party vendors, such as CROs, scientists and collaborators to provide us with significant data and other information related to our projects, pre-clinical studies or clinical trials and our business. If such third parties provide inaccurate, misleading or incomplete data, our business, prospects and results of operations could be materially adversely affected.

We do not have multiple sources of supply for some of the components used in LYR-210 or LYR-220, nor long-term supply contracts, and certain of our suppliers are critical to our production. If we were to lose a supplier, it could have a material adverse effect on our ability to complete the development of LYR-210 or LYR-220. If we obtain regulatory approval for LYR-210 or LYR-220, we would need to expand the supply of their components in order to commercialize them.

We do not have multiple sources of supply for the components used in the manufacturing of LYR-210 or LYR-220. We also do not have long-term supply agreements with any of our component suppliers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to cGMP quality and regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions in supply. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

The number of suppliers of the raw material components of our product candidates is limited. In the event it is necessary or desirable to acquire supplies from alternative suppliers, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to redesign our manufacturing processes to work with another company. Additionally, certain of our suppliers are critical to our production and the loss of these suppliers to one of our competitors or otherwise would materially and adversely affect our development and commercialization efforts.

As part of any marketing approval, regulatory authorities conduct inspections that must be successful prior to the approval of the product. Failure of manufacturing suppliers to successfully complete these regulatory inspections will result in delays. If supply from the approved supplier is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA amendment or supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

If we are unable to obtain the supplies we need at a reasonable price or on a timely basis, it could have a material adverse effect on our ability to complete the development of LYR-210 or LYR-220 or, if we obtain regulatory approval for LYR-210 or LYR-220, to commercialize them.

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, partnerships or other arrangements to develop new products and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products.

Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any current or future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

If we enter into in-bound intellectual property license agreements, we may not be able to fully protect the licensed intellectual property rights or maintain those licenses. Future licensors could retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce such licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. If our licensors do not adequately protect such licensed intellectual property, competitors may be able to use such intellectual property and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our products and product candidates and delay or render impossible our achievement of profitability. Further, entering into such license agreements could impose various diligence, commercialization, royalty or other obligations on us. Future licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain or adequately protect our intellectual property rights, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property and prevent others from duplicating LYR-210, LYR-220 and any future product candidates.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal, factual and scientific questions and can be uncertain. It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge the inventorship, ownership, validity, enforceability or scope of such patents, which may result in such patents being narrowed or invalidated, or being held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon our patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If the patent applications we hold with respect to our programs or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future products. Several patent applications covering our product candidates have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid or unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop.

Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications before enactment of the Leahy-Smith Act on March 16, 2013, an interference proceeding in the United States can be initiated by a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for the patent covering a product, we may be open to competition from generic competing products.

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our product candidate, if approved, or practicing our own patented technology. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is either not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. Once disclosed, we are likely to lose trade secret protection.

Although we require all of our employees and consultants to assign their inventions to us, to the extent that employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Further, although we require that all of our employees, consultants, collaborators, advisors and any third parties who have access to our proprietary know-how, information or technology enter into confidentiality agreements, we cannot provide any assurances that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently discover our trade secrets or develop substantially equivalent information and techniques. Any of these parties may breach these agreements and we may not have adequate remedies for any specific breach. Misappropriation or unauthorized disclosure of our trade secrets or other confidential proprietary information could impair our competitive position and may have a material adverse effect on our business. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Additionally, if the steps taken to maintain our trade secrets or other confidential proprietary information are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret or other confidential proprietary information.

If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement, or allegations of infringement, of the patents and other proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexamination, and inter partes review proceedings before the United States Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. Many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to composition of matter, drug delivery, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. We cannot guarantee that our technologies, products, compositions and their uses do not or will not infringe third party patent or other intellectual property rights. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. If any third-party patents were held by a court of competent jurisdiction to cover the composition of matter of any of our product candidates, the manufacturing process of any of our product candidates, the method of use for any of our product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, which may not be available or may not be available on commercially reasonable terms, or until such patents expire.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates and/or harm our reputation and financial results. Defense of these claims, regardless of their merit, could involve substantial litigation expense and could be a substantial diversion of management and employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products, in the case of claims concerning registered trademarks, rename our product candidates, or obtain one or more licenses from third parties, which may require substantial time and monetary expenditure, and which might be impossible or technically infeasible. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace.

We may be involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. To counter infringement or unauthorized use, we may be required to file infringement claims on a country-by-country basis, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. There can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both.

In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid, is unenforceable and/or is not infringed, or may construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly or held unenforceable, could put our patent applications at risk of not issuing, and could limit our ability to assert those patents against those parties or other competitors and curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks, which could materially harm our business and negatively affect our position in the marketplace.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Recent patent reform legislation has increased the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, and may diminish the value of patents in general.

As is the case with other biopharmaceutical companies, our commercial success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent wide-ranging patent reform legislation in the United States, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, could increase those uncertainties and costs.

The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted and may also affect patent litigation. Under The Leahy-Smith Act, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. This will require us to be cognizant going forward of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. The Leahy-Smith Act also enlarged the scope of disclosures that qualify as prior art, and it expanded the scope of procedures that a third party may use to challenge a U.S. patent, including post grant review and inter partes review procedures. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

In addition, recent court rulings in cases such as Association for Molecular Pathology v. Myriad Genetics, Inc., BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litigation, and Promega Corp. v. Life Technologies Corp. have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We may employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employers or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, or our ability to hire personnel, which, in any case of the foregoing, could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO, European and other patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, which could have a material adverse effect on our business.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.

If we initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation.

Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates.

The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business. A defendant could also challenge our ownership of patents assigned to us. We cannot be certain that a third party would not challenge our rights to these patents and patent applications. Any legal proceeding or enforcement action can also be expensive and time-consuming.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

The term of any individual patent depends on applicable law in the country where the patent is granted. In the United States, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, but the life of a patent and, correspondingly, the protection it affords is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For patents that are eligible for extension of patent term, we expect to seek extensions of patent terms in the United States and, if available, in other countries. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and pre-clinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending our intellectual property in all countries throughout the world could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Therefore, we may choose not to pursue or maintain protection for certain intellectual property in certain jurisdictions. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent such competitors from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuit that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. In addition, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country, or the third party has patented improvements) or limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our trademarks of interest and our business may be adversely affected.

While we seek to protect the trademarks we use in the United States and in other countries, we may be unsuccessful in obtaining registrations and/or otherwise protecting these trademarks. If that were to happen, we may be prevented from using our names, brands and trademarks unless we enter into appropriate royalty, license or coexistence agreements, which may not be available or may not be available on commercially reasonable terms. Over the long term, if we are unable to establish name recognition based on our trademarks, trade names, service marks and domain names, then we may not be able to compete effectively, resulting in a material adverse effect on our business. Our registered or unregistered trademarks or trade names may be challenged, infringed, diluted or declared generic, or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trademarks and trade names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks, then we may not be able to compete effectively and our business may be adversely affected. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Effective trademark protection may not be available or may not be sought in every country in which our products are made available. Any name we propose to use for our products in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed product names, we may be required to expend significant additional resources in an effort to identify a usable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Our proprietary rights may not adequately protect our technologies and product candidates, and do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make products that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own;
•

others, including inventors or developers of our patented technologies who may become involved with competitors, may independently develop similar technologies that function as alternatives or replacements for any of our technologies without infringing our intellectual property rights;

•	we might not have been the first to conceive and reduce to practice the inventions covered by our patents or patent applications;
•	we might not have been the first to file patent applications covering certain of our patents or patent applications;
•	it is possible that our pending patent applications will not result in issued patents;
•	it is possible that there are prior public disclosures that could invalidate our patents;
•	our issued patents may not provide us with any commercially viable products or competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•

the Supreme Court of the United States, other U.S. federal courts, Congress, the USPTO or similar foreign authorities may change the standards of patentability and any such changes could narrow or invalidate, or change the scope of, our or our collaboration partners’ patents;

•	patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time;
•	our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then
•	use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•	ownership, validity or enforceability of our patents or patent applications may be challenged by third parties; and
•	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Risks Related to Employee Matters and Managing Growth

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs and sales, marketing and distribution. As of March 31, 2020, we had 34 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Many of the biotechnology and pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers or other significant personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our management and directors, including our chief executive officer, Maria Palasis, Ph.D., among others. Due to the specialized knowledge each of our officers and key employees possesses with respect to our product candidates and our operations, the loss of service of any of our officers or directors could delay or prevent the successful enrollment and completion of our clinical trials. We do not carry key person life insurance on our officers or directors. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. In addition, our future success and growth will depend in part on the continued service of our directors, employees and management personnel and our ability to identify, hire, and retain additional personnel. If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.

Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements described herein. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

We may engage in acquisitions or strategic partnerships that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause or to incur debt or assume contingent liabilities, and subject us to other risks.

In the future, we may enter into transactions to acquire other businesses, products or technologies or enter into strategic partnerships, including licensing. If we do identify suitable acquisition or partnership candidates, we may not be able to make such acquisitions or partnerships on favorable terms, or at all. Any acquisitions or partnerships we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business or partnership that are not covered by the indemnification we may obtain from the seller or our partner. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions or partnerships may also divert management attention from day-to-day responsibilities, lead to a loss of key personnel, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or partnerships or the effect that any such transactions might have on our operating results.

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. For example, following Hurricane Maria, shortages in production and delays in a number of medical supplies produced in Puerto Rico resulted, and any similar interruption due to a natural disaster affecting us or any of our third-party manufacturers could materially delay our operations.

The global pandemic caused by COVID-19 could adversely impact our business and operations, including our clinical trials.

In December 2019, a disease caused by a novel strain of the coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of April 2020, has spread to a number of countries, including the United States, Australia, Austria, Czech Republic, New Zealand and Poland where we have planned or ongoing clinical trials and activities. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The global pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020, through April 7, 2020, which was subsequently extended through May 18, 2020. In light of recent developments relating to the COVID-19 global pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we discontinued enrollment at 67 patients in our ongoing Phase 2 LANTERN clinical trial and we currently do not plan to open any sites in the United States. We are leveraging remote electronic data collection to enable us to complete the clinical assessments and generate sufficient information to design our Phase 3 clinical trial. Furthermore, in response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices.

As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our planned clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by foreign, federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	interruptions in planned pre-clinical studies due to restricted or limited operations at our laboratory facility;
•

limitations on employee resources that would otherwise be focused on the conduct of our pre-clinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	refusal of the FDA to accept data from clinical trials in these affected geographies; and
•	interruption or delays to our sourced discovery and clinical activities.

Additionally, certain third parties, including manufacturers, medical institutions, clinical investigators, CROs and consultants with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of the COVID-19 global pandemic. If these third parties continue to experience shutdowns or business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of the COVID-19 global pandemic, there could be delays in the manufacturing supply chain for mometasone furoate, which could delay or otherwise impact the manufacturing of LYR-210. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our planned clinical trials.

The COVID-19 global pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat COVID-19. The COVID-19 global pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Litigation against us could be costly and time-consuming to defend and could result in additional liabilities.

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business or otherwise, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients or vendors of our customers, or stockholders.

Any litigation involving us may result in substantial costs, operationally restrict our business, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and results of operations. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely impacting our results of operations and resulting in a reduction in the trading price of our stock.

Risks Related to Our Common Stock

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price you purchased them. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	actual or expected changes in our growth rate relative to our competitors;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments related to our existing or any future collaborations;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	regulatory or legal developments in the United States and other countries;
•	development of new product candidates that may address our markets and make our product candidates less attractive;
•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 global pandemic. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, pre-clinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Our current executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our current executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 70.4% of our outstanding voting stock as of March 31, 2020. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2020, approximately 12.4 million shares of common stock are restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times beginning 180 days after the date of our initial public offering of our common stock, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of approximately 8.8 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We have also registered all shares of our common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of our common stock. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.

We have incurred and expect to continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or material weaknesses, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline, even if our business is doing well.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target pre-clinical studies or clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. We are also exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company mean our auditors do not review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

Provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•

the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our restated certificate of incorporation will designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, the rules and regulations thereunder or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above.

We believe these provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes and in the application of the Securities Act by federal judges, as applicable, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Because we do not anticipate paying any cash dividends on our common shares in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our ability to use our net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had net operating loss carryforwards, or NOLs, of $114.3 million for federal income tax purposes and $95.6 million for state income tax purposes, which may be available to offset our future taxable income, if any, and begin to expire at various dates through 2037. As of December 31, 2019, we also had federal and state research and development credit carryforwards of $5.0 million, which begin to expire at various dates through 2034. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

The impact of the Tax Cuts and Jobs Act on our financial results is not entirely clear and could differ materially from the financial statements provided herein.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, or TCJA, that significantly reformed the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense; limitation of the deduction for NOLs and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits. The financial statements contained herein reflect the effects of the TCJA based on current guidance. However, there remain uncertainties and ambiguities in the application of certain provisions of the TCJA, and, as a result, we made certain judgments and assumptions in the interpretation thereof. The U.S. Treasury Department and the Internal Revenue Service may issue further guidance on how the provisions of the TCJA will be applied or otherwise administered that differs from our current interpretation. In addition, the TCJA could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Series C Preferred Stock Financing. Between January 10, 2020 and January 31, 2020, we issued and sold to investors pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D an aggregate of 78,306,611 shares of our Series C preferred stock at a price per share of $0.38811, for aggregate gross consideration of approximately $30.4 million. Pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, we also issued to such investors warrants to purchase up to an aggregate of 681,256 shares of common stock, at an exercise price per share equal to the fair market value of our common stock following January 10, 2020 (as determined by our board of directors, in good faith, based on the most recent independent third party valuation of our company available following January 10, 2020 performed pursuant to Section 409A of the Internal Revenue Code, and taking into account any changes to our business between the date of such third party valuation and January 10, 2020). In accordance with such terms, on February 6, 2020, our board of directors determined such fair market value of our common stock to be $0.25 per share on a pre-reverse split basis or $8.63 per share on a post-reverse split basis.

Each share of Series C preferred stock was convertible, at the option of the holder, at any time, into one share of common stock, adjusted for certain dilutive events and per certain specified conversion rates. The Series C preferred stock automatically converted into shares of common stock upon the closing of our IPO. The warrants were exercisable immediately and expired on the earlier to occur of January 10, 2030, immediately prior to the closing of an initial public offering of shares of our common stock and the close of certain other liquidation transactions. The warrants were automatically exercised, on a cashless basis, in connection with our IPO, as the initial public offering price of our common stock exceeded the exercise price of the warrants.

Issuer Purchases of Equity Securities

In the three months ended March 31, 2020, we did not purchase any shares of our common stock.

Use of Proceeds from Initial Public Offering of Common Stock

On May 5, 2020, we completed the sale of 4,025,000 shares of our common stock, including 525,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share. The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-236962), which was declared effective by the SEC on April 30, 2020 (the “Registration Statement”). The offering commenced on April 20, 2020 and terminated after the sale of all securities registered pursuant to the Registration Statement. The proposed maximum aggregate offering price was $64.4 million. BofA Securities, Inc., Jefferies LLC and William Blair & Company, L.L.C. acted as lead book-running managers for the offering.

We raised approximately $57.3 million in net proceeds after deducting underwriting discounts of approximately $4.5 million and estimated offering expenses of approximately of $2.6 million payable by us. None of these expenses consisted of direct or indirect payments made by us to (i) our directors, officers or their associates, (ii) persons owning 10% or more of our common stock or (iii) to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus for our IPO dated April 30, 2020 and filed pursuant to Rule 424(b)(4) under the Securities Act on May 1, 2020. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Eighth Amended and Restated Investor Rights Agreement, dated as of January 10, 2020	S-1	4.1	March 6, 2020	333-236962

4.2	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1	4.2	April 27, 2020	333-236962

4.3	Form of Warrants to Purchase Common Stock, dated various dates, issued by the Registrant to various investors, together with a schedule of warrants and warrantholders	S-1	4.3	March 6, 2020	333-236962

10.1	Lyra Therapeutics, Inc. 2020 Incentive Award Plan and form of agreements thereunder	S-1	10.3	April 27, 2020	333-236962

10.2	Lyra Therapeutics, Inc. 2020 Non- Employee Director Compensation Program	S-1	10.4	April 27, 2020	333-236962

10.3	Lyra Therapeutics, Inc. 2020 Employee Stock Purchase Plan	S-1	10.5	April 27, 2020	333-236962

10.4	Form of Indemnification Agreement for directors and officers of the Registrant	S-1	10.6	April 27, 2020	333-236962

10.5	Employment Agreement between the Registrant and Maria Palasis, Ph.D.	S-1	10.8	April 27, 2020	333-236962

10.6	Offer Letter between the Registrant and R. Don Elsey	S-1	10.9	April 27, 2020	333-236962

10.7	Offer Letter between the Registrant and Laura Edgerly-Pflug	S-1	10.10	April 27, 2020	333-236962

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: May 28, 2020	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 28, 2020	By:	/s/ R. Don Elsey
R. Don. Elsey
Chief Financial Officer (Principal Financial and Accounting Officer)