Form 10-Q
period 2020-06-30
Lyra Therapeutics, Inc.
filed 2020-08-05
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232. 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2020, the registrant had 12,924,563 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$86,599	$9,808
Prepaid expenses and other current assets	2,711	311
Total current assets	89,310	10,119
Property and equipment, net	329	237
Operating lease right-of-use assets	2,755	3,182
Restricted cash	329	329
Deferred offering costs	—	1,096
Total assets	$92,723	$14,963
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,146	$1,069
Accrued expenses and other current liabilities	1,853	3,240
Operating lease liabilities	943	899
Total current liabilities	3,942	5,208
Operating lease liabilities, net of current portion	1,958	2,427
Total liabilities	5,900	7,635
Commitments and contingencies (Note 11)
Series A-1 redeemable convertible preferred stock, $0.001 par value; no shares issued, authorized or outstanding at June 30, 2020; 34,017,033 shares authorized, issued and outstanding at December 31, 2019	—	39,742
Series A-2 redeemable convertible preferred stock, $0.001 par value; no shares issued, authorized or outstanding at June 30, 2020; 26,680,202 shares authorized, issued and outstanding at December 31, 2019	—	18,393
Series A-3 redeemable convertible preferred stock, $0.001 par value; no shares issued, authorized or outstanding at June 30, 2020; 30,070,487 shares authorized, issued and outstanding at December 31, 2019	—	38,114
Series A-4 redeemable convertible preferred stock, $0.001 par value; no shares issued, authorized or outstanding at June 30, 2020; 19,999,999 shares authorized, issued and outstanding at December 31, 2019	—	6,000
Series B redeemable convertible preferred stock, $0.001 par value; no shares issued, authorized or outstanding at June 30, 2020; 100,018,619 shares authorized and 98,351,953 shares issued and outstanding at December 31, 2019	—	28,417
Series C redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Total redeemable convertible preferred stock	—	130,666
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 and 275,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 12,924,563 and 230,860 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	13	—
Additional paid-in capital	223,339	4,419
Accumulated deficit	(136,529)	(127,757)
Total stockholders’ equity (deficit)	86,823	(123,338)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$92,723	$14,963

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,103	$3,416	$5,067	$6,180
General and administrative	2,442	865	3,726	1,725
Total operating expenses	4,545	4,281	8,793	7,905
Loss from operations	(4,545)	(4,281)	(8,793)	(7,905)
Other income:
Interest income	5	80	21	115
Total other income	5	80	21	115
Net loss	$(4,540)	$(4,201)	$(8,772)	$(7,790)
Comprehensive loss	$(4,540)	$(4,201)	$(8,772)	$(7,790)
Net loss per share attributable to common stockholders—basic and diluted	$(0.56)	$(23.04)	$(2.11)	$(44.64)
Weighted-average common shares outstanding—basic and diluted	8,182,725	185,683	4,206,793	177,962

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

Three Months Ended June 30,
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2019	209,119,674	$130,430	170,156	$—	$4,348	$(115,040)	(110,692)
Exercise of common stock options	—	—	50,462	—	87	—	87
Accretion of convertible preferred stock to redemption value	—	78	—	—	(78)	—	(78)
Stock-based compensation	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	(4,201)	(4,201)
Balance at June 30, 2019	209,119,674	$130,508	220,618	$—	$4,401	$(119,241)	$(114,840)
Balance at March 31, 2020	287,426,285	$160,197	230,860	$—	$5,208	$(131,989)	$(126,781)
Accretion of convertible preferred stock to redemption value	—	30	—	—	(30)	—	(30)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(287,426,285)	(160,227)	8,335,248	8	160,219	—	160,227
Issuance of common stock from initial public offering, net of issuance costs of $7,072	—	—	4,025,000	4	57,324	—	57,328
Vesting of restricted common stock	—	—	19,661	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	313,794	1	(1)	—	—
Stock-based compensation	—	—	—	—	619	—	619
Net loss	—	—	—	—	—	(4,540)	(4,540)
Balance at June 30, 2020	—	$—	12,924,563	$13	$223,339	$(136,529)	$86,823
Six Months Ended June 30,
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	209,119,674	$130,353	170,156	$—	$4,377	$(111,451)	$(107,074)
Exercise of common stock options	—	—	50,462	—	87	—	87
Accretion of convertible preferred stock to redemption value	—	155	—	—	(155)	—	(155)
Stock-based compensation	—	—	—	—	92	—	92
Net loss	—	—	—	—	—	(7,790)	(7,790)
Balance at June 30, 2019	209,119,674	$130,508	220,618	$—	$4,401	$(119,241)	$(114,840)
Balance at December 31, 2019	209,119,674	$130,666	230,860	$—	$4,419	$(127,757)	$(123,338)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $201	78,306,611	29,446	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	115	—	—	(115)	—	(115)
Issuance of common stock warrants in conjunction with sale of Series C redeemable convertible preferred stock	—	—	—	—	740	—	740
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(287,426,285)	(160,227)	8,335,248	8	160,219	—	160,227
Issuance of common stock from initial public offering, net of issuance costs of $7,072	—	—	4,025,000	4	57,324	—	57,328
Vesting of restricted common stock	—	—	19,661	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	313,794	1	(1)	—	—
Stock-based compensation	—	—	—	—	753	—	753
Net loss	—	—	—	—	—	(8,772)	(8,772)
Balance at June 30, 2020	—	$—	12,924,563	$13	$223,339	$(136,529)	$86,823

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,772)	$(7,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	753	92
Depreciation expense	21	14
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,400)	200
Operating lease right-of-use assets	440	436
Accounts payable	138	839
Accrued expenses and other current liabilities	(1,237)	618
Operating lease liabilities	(438)	(418)
Net cash used in operating activities	(11,495)	(6,009)
Cash flows from investing activities:
Purchases of property and equipment	(85)	(121)
Net cash used in investing activities	(85)	(121)
Cash flows from financing activities:
Proceeds from the sale of Series C redeemable convertible preferred stock	30,392	—
Payment of offering costs related to sale of Series C redeemable convertible preferred stock	(205)	—
Proceeds from initial public offering, net of underwriting discount	59,892	—
Payment of initial public offering costs	(1,708)	—
Proceeds from exercise of stock options	—	87
Net cash provided by financing activities	88,371	87
Net increase (decrease) in cash and cash equivalents	76,791	(6,043)
Cash and cash equivalents and restricted cash, beginning of period	10,137	24,217
Cash and cash equivalents and restricted cash, end of period	$86,928	$18,174
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$30	$—
Conversion of redeemable convertible preferred stock	$160,227	$—
Allocation of Series C redeemable convertible preferred stock to common stock warrant	$740	$—
Series C redeemable convertible preferred stock issuance costs included in accounts payable and accrued expense	$1	$—
Accretion of redeemable convertible preferred stock to redemption value	$115	$155
Right-of-use asset obtained in exchange of operating lease obligation	$13	$4,045
Deferred offering costs included in accounts payable and accrued expense	$630	$7

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

Since inception, the Company has funded its operations with proceeds from sales of redeemable convertible preferred stock and funding from government contracts. The Company has incurred recurring net losses since inception and had net losses of approximately $8.8 million and $7.8 million for the six months ended June 30, 2020 and 2019, respectively. In addition, the Company has an accumulated deficit of approximately $136.5 million at June 30, 2020. The Company expects to continue to generate operating losses for the foreseeable future. At June 30, 2020, the Company had approximately $86.6 million of cash and cash equivalents.

On May 5, 2020, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 4,025,000 shares of its common stock, including 525,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds of $64.4 million. The Company received approximately $57.3 million in net proceeds after deducting underwriting discounts and offering expenses payable by the Company.

The Company believes that its cash and cash equivalents as of June 30, 2020 will be sufficient to fund the Company’s operating plan for a period of at least one year from the issuance date of the condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through equity or debt financings, collaboration agreements, licensing arrangements or government grants. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.  The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.  The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company currently defers the employer side social security payments and also is evaluating whether it will take advantage of other provisions, if any. The CARES Act also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company has not and does not plan on obtaining funding from such loans. The Company does not believe the CARES Act will have a material impact on its financial condition, results of operations, or liquidity.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the three and six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s final prospectus for its IPO dated April 30, 2020 and filed pursuant to Rule 424(b)(4) under the Securities Act on May 1, 2020.

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

Restricted Cash

The Company had restricted cash of approximately $0.3 million as of June 30, 2020 and December 31, 2019, which was held in certificates of deposit at the Company’s financial institution to secure the Company’s letter of credit for its facility lease.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(4,540)	$(4,201)	$(8,772)	$(7,790)
Accretion of redeemable convertible preferred stock	(30)	(78)	(115)	(155)
Net loss attributable to common stockholders	$(4,570)	$(4,279)	$(8,887)	$(7,945)
Denominator:
Weighted-average common shares—basic and diluted	8,182,725	185,683	4,206,793	177,962
Net loss per share attributable to common stockholders—basic and diluted	$(0.56)	$(23.04)	$(2.11)	$(44.64)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares retroactively adjusted):

	Six Months Ended June 30,
	2020	2019
Series A-1 redeemable convertible preferred stock	—	986,466
Series A-2 redeemable convertible preferred stock	—	773,712
Series A-3 redeemable convertible preferred stock	—	872,031
Series A-4 redeemable convertible preferred stock	—	579,993
Series B redeemable convertible preferred stock	—	2,852,177
Stock options	1,347,394	719,941
Total	1,347,394	6,784,320

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

3. Fair Value Measurements

The Company did not have financial assets and liabilities measured at fair value at June 30, 2020 and December 31, 2019.

There have been no changes to the valuation methods used during the three and six months ended June 30, 2020 and 2019. There were no transfers within the fair value hierarchy during the three and six months ended June 30, 2020 and 2019.

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

4. Property and Equipment

Property and equipment consist of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Property and equipment:
Laboratory equipment	$1,761	$1,715
Computer software and equipment	616	595
Office furniture and fixtures	301	301
Leasehold improvements	317	317
Construction in progress	184	138
	$3,179	$3,066
Accumulated depreciation	(2,850)	(2,829)
Property and equipment, net	$329	$237

The Company recognized approximately $13,000 and $6,000 of depreciation expense for the three months ended June 30, 2020 and 2019, respectively, and $21,000 and $14,000 of depreciation expense for the six months ended June 30, 2020 and 2019.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Payroll and employee related expenses	$1,131	$885
Third-party research and development expenses	294	1,344
Professional and consulting fees	319	901
Other	109	110
Total accrued expenses and other current liabilities	$1,853	$3,240

6. Redeemable Convertible Preferred Stock

On January 10, 2020, the Company filed an amended and restated certificate of incorporation which authorized its Board of Directors to issue up to 299,300,288 shares of preferred stock, par value $0.001 per share.

In January 2020, the Company issued 78,306,611 shares of Series C Preferred Stock for $0.38811 per share, in exchange for gross cash proceeds of approximately $30.4 million.

Upon the completion of the IPO of its common stock in May 2020, all outstanding redeemable convertible preferred stock of the Company converted into shares of common stock.

7. Preferred and Common Stock

On January 10, 2020, the Company filed an amended and restated certificate of incorporation which authorized its Board of Directors to issue up to 400,000,000 shares of common stock, par value $0.001 per share.

On May 5, 2020, the Company filed a restated certificate of incorporation which authorizes its Board of Directors to issue up to 200,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

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

In May 2020, the Company completed its IPO in which the Company issued and sold 4,025,000 shares of its common stock, including 525,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds of $64.4 million. The Company received approximately $57.3 million in net proceeds after deducting underwriting discounts and offering expenses payable by the Company. In connection with this financing, all outstanding shares of redeemable convertible preferred stock converted into — shares of the Company’s common stock, all outstanding Warrants were automatically cashless exercised resulting in the issuance of 313,794 shares of the Company’s stock and the issuance to one of our directors, in lieu of compensation payable by the Company under a consulting agreement, of 19,661 fully vested shares of the Company’s common stock.

The Company has reserved for future issuances the following shares of common stock as of June 30, 2020:

As of June 30, 2020
Stock options	2,896,467
Employee stock purchase plan	150,000
Total	3,046,467

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

Upon the completion of the IPO of its common stock in May 2020, all outstanding Warrants were automatically cashless exercised resulting in the issuance of 313,794 shares of the Company’s common stock.

8. Stock-Based Compensation Expense

The Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) in February 2016 and amended it in June 2017 and June 2018. Upon adoption of the 2016 Plan, no further grants were made under the 2005 Equity Incentive Plan (“2005 Plan”).

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Incentive Award Plan (“2020 Plan”, together with the 2016 Plan and 2005 Plan, the “Plans”), and upon effectiveness of the 2020 Plan, the Company ceased granting equity-based awards under the 2016 Plan. The 2020 Plan provides for grant of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, performance awards and other share and cash-based awards to employees and consultants and members of the Board of Directors of the Company and its subsidiaries.

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 8,800,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. As of June 30, 2020, the Company had 1,549,073 shares available for issuance under the 2020 Plan.

All stock option grants are nonqualified stock options except option grants to employees and officers intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant. Vesting periods of awards are determined by the Board of Directors or its compensation committee. Vesting periods of awards granted to date range from vesting upon grant to vesting over a four-year period. Vesting conditions are generally based on continued service. Additionally, the Company has granted certain awards which vest upon the achievement of certain financing and revenue milestones. Stock options granted under the Plans expire no more than 10 years from the date of grant.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$15	$4	$55	$7
General and administrative	604	40	698	85
Total	$619	$44	$753	$92

The Company did not record any stock-based compensation associated with milestone-based awards in the three and six months ended June 30, 2020 and 2019.

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	1.8%	0.6%	2.4%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.0	6.1	6.0	6.0
Expected volatility	80.6%	76.5%	80.1%	76.3%

A summary of the stock option activity under the Plans for the six months ended June 30, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2019	792,439	$6.59	7.3	$3,363
Granted	640,505	14.54
Exercised	—	—
Cancelled	(85,550)	8.62
Outstanding at June 30, 2020	1,347,394	$10.24	8.1	$5,236
Exercisable at June 30, 2020	489,383	$9.33	5.8	$2,493
Vested and expected to vest at June 30, 2020	1,347,394	$10.24	8.1	$5,236

The weighted-average fair value of options granted to employees, directors and consultants during the three months ended June 30, 2020 and 2019 was $10.71 and $3.02, respectively, and $9.88 and $2.05 during the six months ended June 30, 2020 and 2019, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. No options were exercised during the three and six months ended June 30, 2020. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2019 was approximately $52,000.

As of June 30, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was approximately $6.4 million. This amount is expected to be recognized over a weighted-average period of 3.6 years. Additionally, as of June 30, 2020, there was approximately $36,000 of unrecognized stock-based compensation related to a stock option award related to the achievement of a revenue-based milestone. As the Company believes the achievement of the revenue-based milestone is currently not probable, it has not recorded any stock-based compensation related to this award. The Company will continue to assess the probability of achieving the revenue-based milestone at each reporting period.

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

9. Related Parties

The Company had consulting agreements that expired in January 2020 with two of its founders who are also directors of the Company. Total consulting expense related to these consulting agreements was $0 for the three and six months ended June 30, 2020 and $12,500 and $25,000 for the three and six months ended June 30, 2019 respectively.

In 2011, the Company entered into a Contribution Agreement, Transition Services Agreement (as amended), Collaboration Agreement, Technology License Agreement and Trademark Coexistence Agreement with Arsenal Medical, Inc. (“Arsenal”), a company which shares certain common owners with the Company. During the three and six months ended June 30, 2019, the Company invoiced Arsenal for an aggregate of approximately $0.2 million and $0.3 million, respectively, primarily for its share of rent and other overhead costs.  The Transition Services Agreement expired in June 2019. All amounts receivable from Arsenal were collected as of December 31, 2019.

10. Income Taxes

During the three and six months ended June 30, 2020 and 2019, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

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

In addition to the lease discussed above, the Company is party to an April 2020 lease for office equipment that expires in June 2024.  The equipment lease is accounted for as an operating lease.

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease Cost:
Operating lease cost	$264	$263	$527	$526
Variable lease cost	177	173	370	352
Sublease income	—	(185)	—	(368)
Total lease cost, net	$441	$251	$897	$510

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.  The Company’s sublease income during the three and six months ended June 30, 2019 related to subleases for a portion of the Company’s office and lab space.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of June 30, 2020
Weighted-average remaining lease term (in years)	2.8
Weighted-average discount rate	5.5%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of June 30, 2020 were as follows (in thousands):

Year ending December 31,
Remainder of 2020	$537
2021	1,095
2022	1,127
2023	382
2024	2
Total maturities	3,143
Less: Amount representing interest	(242)
Present value of operating lease liability	2,901
Less: Current portion of operating lease liability	(943)
Total operating lease liability, net of current portion	$1,958

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

Overview

We are a clinical-stage therapeutics company focused on the development and commercialization of novel integrated drug and delivery solutions for the localized treatment of patients with ear, nose and throat diseases. Our proprietary technology platform, XTreo, is designed to precisely and consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. Our initial product candidates, LYR-210 and LYR-220, are bioresorbable polymeric matrices designed to be administered in a brief, non-invasive, in-office procedure and intended to deliver up to six months of continuous drug therapy to the sinonasal passages for the treatment of chronic rhinosinusitis, or CRS. The therapeutic embedded within LYR-210 and LYR-220 is mometasone furoate, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States. We are advancing LYR-210 as a potential preferred alternative to surgery in our Phase 2 randomized, sham procedure-controlled, patient blinded LANTERN clinical trial, evaluating the safety and efficacy in surgically-naïve CRS patients who have failed previous medical management. The trial was designed to enroll 99 evaluable patients with the potential to increase to up to 150 patients and was initiated in May 2019 at sites in Australia, Austria, Czech Republic, New Zealand and Poland. In December 2019, the FDA cleared our investigational new drug application, and, prior to the COVID-19 pandemic, we planned to enroll patients in the United States. However, in light of developments relating to the COVID-19 global pandemic we discontinued enrollment at 67 patients in our ongoing Phase 2 LANTERN clinical trial and do not expect to enroll patients in the United States in Phase 2. As a result of the decrease in the number of patients enrolled from planned (99) to actually enrolled (67) patients in our ongoing Phase 2 LANTERN clinical trial, a greater magnitude of change in composite score of the seven-day average of four cardinal symptoms from baseline at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 will be required in order for the trial to achieve statistical significance for the primary endpoint.

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

We were incorporated as a Delaware corporation on November 21, 2005, and our headquarters is located in Watertown, Massachusetts. On July 16, 2018, we formally changed our name to Lyra Therapeutics, Inc. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily through private placements of redeemable convertible preferred stock and funding from government contracts, and through the sale of our common stock in our initial public offering, or IPO, which closed in May 2020. From inception through June 30, 2020, we have raised an aggregate of $236.7 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $57.6 million were proceeds from the issuance of common stock of which $57.3 million was the net proceeds from our IPO in which we issued and sold 4,025,000 shares of our common stock at a public offering price of $16.00 per share for aggregate gross proceeds of $64.4 million and after deducting $7.1 million of underwriting discounts and offering expenses payable by us, and $16.8 million were gross proceeds from government contracts.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $4.5 million and $4.2 million for the three months ended June 30, 2020 and 2019, respectively, and $8.8 million and $7.8 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $136.5 million. We anticipate that our expenses will increase significantly as we:

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
•

add clinical, scientific, operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts, and to enable us to continue to operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate. Additionally, we currently use contract research organizations, or CROs, to carry out our clinical development activities. We do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations and licensing arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed.

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We currently defer the employer side social security payments and also are evaluating whether we will take advantage of other provisions, if any. The CARES Act also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. We have not and do not plan on obtaining funding from such loans. We do not believe the CARES Act will have a material impact on our financial condition, results of operations, or liquidity.

As of June 30, 2020, we had cash and cash equivalents totaling $86.6 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

We expect that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys and accountants, among other expenses. Additionally, we will continue to incur increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our final prospectus for our IPO dated April 30, 2020 and filed with the SEC on May 1, 2020 pursuant to Rule 424(b) under the Securities Act and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  During the three months ended June 30, 2020, there were no material changes to our critical accounting policies from those discussed in our final prospectus.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Dollar
	2020	2019	Change
Operating expenses:
Research and development	$2,103	$3,416	$(1,313)
General and administrative	2,442	865	1,577
Total operating expenses	4,545	4,281	264
Loss from operations	(4,545)	(4,281)	(264)
Other income:
Interest income	5	80	(75)
Total other income	5	80	(75)
Net loss	$(4,540)	$(4,201)	$(339)

Research and Development Expenses

Research and development expenses decreased by $1.3 million to $2.1 million for the three months ended June 30, 2020 from $3.4 million for three months ended June 30, 2019.

The decrease in research and development expenses for the three months ended June 30, 2020 was primarily attributable to decreases in clinical and regulatory expenses related to our LANTERN trial as we stopped enrollment in the first quarter of 2020, as well as decreases in product development and manufacturing expenses.  These decreases were partially offset by an increase in employee related costs as we increased research and development headcount.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million to $2.4 million for the three months ended June 30, 2020 from $0.9 million for the three months ended June 30, 2019.

The increase in general and administrative expenses for the three months ended June 30, 2020 was primarily attributable to an increase in employee compensation and benefits of $0.9 million, including an increase of $0.6 million of stock-based compensation, and an increase in costs associated with being a public company, in particular an increase in the cost of directors and officers insurance of $0.7 million.

Interest Income

Interest income decreased by $75,000 to $5,000 for the three months ended June 30, 2020 from $80,000 for the three months ended June 30, 2019. The decrease was attributable to lower average interest rates for the three months ended June 30, 2020 due to changes in market conditions.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Dollar
	2020	2019	Change
Operating expenses:
Research and development	$5,067	$6,180	$(1,113)
General and administrative	3,726	1,725	2,001
Total operating expenses	8,793	7,905	888
Loss from operations	(8,793)	(7,905)	(888)
Other income:
Interest income	21	115	(94)
Total other income	21	115	(94)
Net loss	$(8,772)	$(7,790)	$(982)

Research and Development Expenses

Research and development expenses decreased by $1.1 million to $5.1 million for the six months ended June 30, 2020 from $6.2 million for the six months ended June 30, 2019.

The decrease in research and development expenses for the six months ended June 30, 2020 was primarily attributable to decreases in clinical and regulatory expenses related to our LANTERN trial as we stopped enrollment in the first quarter of 2020, as well as decreases in product development and manufacturing expenses. These decreases were partially offset by an increase in employee related costs as we increased research and development headcount.

General and Administrative Expenses

General and administrative expenses increased by $2.0 million to $3.7 million for the six months ended June 30, 2020 from $1.7 million for the six months ended June 30, 2019.

The increase in general and administrative expenses for the six months ended June 30, 2020 was primarily attributable to an increase in employee compensation and benefits of $1.3 million, including an increase of $0.6 million of stock-based compensation, and an increase in costs associated with being a public company, in particular an increase in the cost of directors and officers insurance of $0.7 million.

Interest Income

Interest income decreased by $0.1 million to $21,000 for the six months ended June 30, 2020 from $0.1 million for the six months ended June 30, 2019. The decrease was attributable to lower average interest rates for the six months ended June 30, 2020 due to changes in market conditions.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through June 30, 2020 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $57.3 from our IPO and $16.8 million from government contracts. The following table provides information regarding our total cash and cash equivalents at June 30, 2020 and December 31, 2019 (in thousands):

	As of	As of
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$86,599	$9,808

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(11,495)	$(6,009)
Net cash used in investing activities	(85)	(121)
Net cash provided by financing activities	88,371	87
Net increase (decrease) in cash and cash equivalents	$76,791	$(6,043)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $11.5 million for the six months ended June 30, 2020 compared to $6.0 million for the six months ended June 30, 2019. The increase in cash used in operating activities of $5.5 million was attributable to:

•	$1.0 million increase in net loss;
•	$0.7 million increase in stock-based compensation; and
•	$5.2 million decrease in changes in the components of working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $85,000 for the six months ended June 30, 2020 compared to $0.1 million for the six months ended June 30, 2019. The decrease in cash used in investing activities of $36,000 was attributable to a decrease in cash used for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $88.4 million for the six months ended June 30, 2020 compared to $87,000 for the six months ended June 30, 2019. The increase in cash provided by financing activities of $88.3 million was attributable to:

•	gross proceeds of $30.2 million from the sale of our Series C redeemable convertible preferred stock in the six months ended June 30, 2020; and
•

completion of our IPO by issuing 4,025,000 shares of common stock, at an offering price of $16.00 per share, for gross proceeds of $64.4 million and after deducting $6.2 million of underwriting discounts and commissions and offering expenses paid by us in the six months ended June 30, 2020

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development for, initiate later stage clinical trials for, begin the manufacturing scale up process for, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Contractual Obligations

We have entered into an operating lease for office equipment that expires in June 2024.  Other than this, there have been no material changes to our contractual obligations from those previously disclosed in our final prospectus for our IPO dated April 30, 2020 and filed pursuant to Rule 424(b)(4) under the Securities Act on May 1, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2020 and December 31, 2019, our cash equivalents consisted of interest-bearing checking accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature and the low risk profile of our interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors located in Europe, Australia and New Zealand. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2020 and 2019.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $4.5 million and $8.8 for the three and six months ended June 30, 2020. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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

We will need significant additional funding in order to complete development of and obtain regulatory approval for our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We will need additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Additional sources of financing might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned clinical trials or obtain approval of any of our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs and sales, marketing and distribution. As of June 30, 2020, we had 31 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In December 2019, a disease caused by a novel strain of the coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of July 2020, has spread to a number of countries, including the United States, Australia, Austria, Czech Republic, New Zealand and Poland where we have planned or ongoing clinical trials and activities. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The global pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020, through April 7, 2020, which was subsequently extended through May 18, 2020. In light of developments relating to the COVID-19 global pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we discontinued enrollment at 67 patients in our ongoing Phase 2 LANTERN clinical trial and we currently do not plan to open any sites in the United States. We are leveraging remote electronic data collection to enable us to complete the clinical assessments and generate sufficient information to design our Phase 3 clinical trial. Furthermore, in response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices.

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

Our current executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 54.0% of our outstanding voting stock as of June 30, 2020. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2020, approximately 12.4 million shares of common stock are restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times beginning 180 days after the date of our initial public offering of our common stock, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of approximately 8.8 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We have also registered all shares of our common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. We are also exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

Our restated certificate of incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended June 30, 2020, we did not repurchase any shares of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1	4.2	April 27, 2020	333-236962

10.1	Lyra Therapeutics, Inc. 2020 Incentive Award Plan and form of agreements thereunder	S-1	10.3	April 27, 2020	333-236962

10.2	Lyra Therapeutics, Inc. 2020 Non- Employee Director Compensation Program	S-1	10.4	April 27, 2020	333-236962

10.3	Lyra Therapeutics, Inc. 2020 Employee Stock Purchase Plan	S-1	10.5	April 27, 2020	333-236962

10.4	Form of Indemnification Agreement for directors and officers of the Registrant	S-1	10.6	April 27, 2020	333-236962

10.5	Employment Agreement between the Registrant and Maria Palasis, Ph.D.	S-1	10.8	April 27, 2020	333-236962

10.6	Offer Letter between the Registrant and R. Don Elsey	S-1	10.9	April 27, 2020	333-236962

10.7	Offer Letter between the Registrant and Laura Edgerly-Pflug	S-1	10.10	April 27, 2020	333-236962

10.8*	Separation Agreement and Release between the Registrant and Laura Edgerly-Pflug, dated July 24, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: August 5, 2020	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ R. Don Elsey
R. Don. Elsey
Chief Financial Officer (Principal Financial and Accounting Officer)