Form 10-Q
period 2020-09-30
Lyra Therapeutics, Inc.
filed 2020-11-10
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 12,926,967 shares of common stock, $0.001 par value per share, outstanding.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•	we have a limited operating history and a history of escalating operating losses, which may make it difficult to evaluate the prospects for our future viability;
•	we have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future, and we may never achieve profitability;
•	we will need significant additional funding in order to complete development of and obtain regulatory approval for our product candidates and commercialize our products, if approved;
•

our business is highly dependent on the success of our most advanced product candidate, LYR-210, which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales, and if LYR-210 does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed;

•

clinical trials required for our product candidates are expensive and time-consuming, their outcome is uncertain, and if our clinical trials do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these trials, our ability to commercialize our product candidates and our financial position will be impaired;

•	developments by competitors may render our products or technologies obsolete or non-competitive or may reduce the size of our markets;
•

the successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies, and the failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;

•

even if either LYR-210 or LYR-220 receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success;

•

we will rely on third parties for the manufacture of materials for our research programs, pre-clinical studies and clinical trials and we do not have long-term contracts with any of these parties, which increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts;

•

we rely on third parties to conduct our pre-clinical studies and clinical trials, and any failure by a third party to conduct the clinical trials according to GCPs and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates;

•	if we are unable to obtain, maintain or adequately protect our intellectual property rights, we may not be able to compete effectively in our markets;
•

if we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers or other significant personnel or experience increases in our compensation costs, our business may materially suffer; and

•	the global pandemic caused by COVID-19 could adversely impact our business and operations, including our clinical trials.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$81,555	$9,808
Prepaid expenses and other current assets	2,000	311
Total current assets	83,555	10,119
Property and equipment, net	917	237
Operating lease right-of-use assets	2,529	3,182
Restricted cash	329	329
Deferred offering costs	—	1,096
Total assets	$87,330	$14,963
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$530	$1,069
Accrued expenses and other current liabilities	3,214	3,240
Operating lease liabilities	964	899
Total current liabilities	4,708	5,208
Operating lease liabilities, net of current portion	1,708	2,427
Total liabilities	6,416	7,635
Commitments and contingencies (Note 11)
Series A-1 redeemable convertible preferred stock, $0.001 par value; no shares issued, authorized or outstanding at September 30, 2020; 34,017,033 shares authorized, issued and outstanding at December 31, 2019	—	39,742
Series A-2 redeemable convertible preferred stock, $0.001 par value; no shares issued, authorized or outstanding at September 30, 2020; 26,680,202 shares authorized, issued and outstanding at December 31, 2019	—	18,393
Series A-3 redeemable convertible preferred stock, $0.001 par value; no shares issued, authorized or outstanding at September 30, 2020; 30,070,487 shares authorized, issued and outstanding at December 31, 2019	—	38,114
Series A-4 redeemable convertible preferred stock, $0.001 par value; no shares issued, authorized or outstanding at September 30, 2020; 19,999,999 shares authorized, issued and outstanding at December 31, 2019	—	6,000
Series B redeemable convertible preferred stock, $0.001 par value; no shares issued, authorized or outstanding at September 30, 2020; 100,018,619 shares authorized and 98,351,953 shares issued and outstanding at December 31, 2019	—	28,417
Series C redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Total redeemable convertible preferred stock	—	130,666
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 and 275,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 12,924,817 and 230,860 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	13	—
Additional paid-in capital	223,764	4,419
Accumulated deficit	(142,863)	(127,757)
Total stockholders’ equity (deficit)	80,914	(123,338)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$87,330	$14,963

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,712	$2,841	$8,779	$9,021
General and administrative	2,651	1,385	6,377	3,110
Total operating expenses	6,363	4,226	15,156	12,131
Loss from operations	(6,363)	(4,226)	(15,156)	(12,131)
Other income:
Interest income	29	63	50	178
Total other income	29	63	50	178
Net loss	$(6,334)	$(4,163)	$(15,106)	$(11,953)
Comprehensive loss	$(6,334)	$(4,163)	$(15,106)	$(11,953)
Net loss per share attributable to common stockholders—basic and diluted	$(0.49)	$(19.20)	$(2.13)	$(63.33)
Weighted-average common shares outstanding—basic and diluted	12,924,682	220,902	7,133,967	192,433

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

Three Months Ended September 30,
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2019	209,119,674	$130,508	220,618	$—	$4,401	$(119,241)	$(114,840)
Exercise of common stock options	—	—	10,012	—	22	—	22
Accretion of convertible preferred stock to redemption value	—	79	—	—	(79)	—	(79)
Stock-based compensation	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	(4,163)	(4,163)
Balance at September 30, 2019	209,119,674	$130,587	230,630	$—	$4,393	$(123,404)	$(119,011)

Balance at June 30, 2020	—	$—	12,924,563	$13	$223,339	$(136,529)	$86,823
Issuance costs related to issuance of common stock from initial public offering	—	—	—	—	(44)	—	(44)
Exercise of common stock options	—	—	254	—	1	—	1
Stock-based compensation	—	—	—	—	468	—	468
Net loss	—	—	—	—	—	(6,334)	(6,334)
Balance at September 30, 2020	—	$—	12,924,817	$13	$223,764	$(142,863)	$80,914

Nine Months Ended September 30,
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	209,119,674	$130,353	170,156	$—	$4,377	$(111,451)	$(107,074)
Exercise of common stock options	—	—	60,474	—	109	—	109
Accretion of convertible preferred stock to redemption value	—	234	—	—	(234)	—	(234)
Stock-based compensation	—	—	—	—	141	—	141
Net loss	—	—	—	—	—	(11,953)	(11,953)
Balance at September 30, 2019	209,119,674	$130,587	230,630	$—	$4,393	$(123,404)	$(119,011)

Balance at December 31, 2019	209,119,674	$130,666	230,860	$—	$4,419	$(127,757)	$(123,338)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $201	78,306,611	29,446	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	115	—	—	(115)	—	(115)
Issuance of common stock warrants in conjunction with sale of Series C redeemable convertible preferred stock	—	—	—	—	740	—	740
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(287,426,285)	(160,227)	8,335,248	8	160,219	—	160,227
Issuance of common stock from initial public offering, net of issuance costs of $7,116	—	—	4,025,000	4	57,280	—	57,284
Vesting of restricted common stock	—	—	19,661	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	313,794	1	(1)	—	—
Exercise of common stock options	—	—	254	—	1	—	1
Stock-based compensation	—	—	—	—	1,221	—	1,221
Net loss	—	—	—	—	—	(15,106)	(15,106)
Balance at September 30, 2020	—	$—	12,924,817	$13	$223,764	$(142,863)	$80,914

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,106)	$(11,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,221	141
Depreciation expense	54	20
Reserve for uncollectible accounts	—	167
Gain on disposal of assets	(45)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,689)	575
Operating lease right-of-use assets	666	648
Accounts payable	141	(85)
Accrued expenses and other current liabilities	150	1,278
Operating lease liabilities	(667)	(627)
Net cash used in operating activities	(15,275)	(9,836)
Cash flows from investing activities:
Purchases of property and equipment	(674)	(131)
Net cash used in investing activities	(674)	(131)
Cash flows from financing activities:
Proceeds from the sale of Series C redeemable convertible preferred stock	30,392	—
Payment of offering costs related to sale of Series C redeemable convertible preferred stock	(206)	—
Proceeds from initial public offering, net of underwriting discount	59,892	—
Payment of initial public offering costs	(2,383)	(26)
Proceeds from exercise of stock options	1	109
Net cash provided by financing activities	87,696	83
Net increase (decrease) in cash and cash equivalents	71,747	(9,884)
Cash and cash equivalents and restricted cash, beginning of period	10,137	24,217
Cash and cash equivalents and restricted cash, end of period	$81,884	$14,333
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$17	$—
Conversion of redeemable convertible preferred stock	$160,227	$—
Allocation of Series C redeemable convertible preferred stock to common stock warrant	$740	$—
Accretion of redeemable convertible preferred stock to redemption value	$115	$234
Right-of-use asset obtained in exchange of operating lease obligation	$13	$4,046
Deferred offering costs included in accounts payable and accrued expense	$—	$144

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

Since inception, the Company has funded its operations with proceeds from sales of redeemable convertible preferred stock and funding from government contracts. The Company has incurred recurring net losses since inception and had net losses of approximately $15.1 million and $12.0 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company has an accumulated deficit of approximately $142.9 million at September 30, 2020. The Company expects to continue to generate operating losses for the foreseeable future. At September 30, 2020, the Company had approximately $81.6 million of cash and cash equivalents.

On May 5, 2020, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 4,025,000 shares of its common stock, including 525,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds of $64.4 million. The Company received approximately $57.3 million in net proceeds after deducting underwriting discounts and offering expenses paid by the Company.

The Company believes that its cash and cash equivalents as of September 30, 2020 will be sufficient to fund the Company’s operating plan for a period of at least one year from the issuance date of the condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.  The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.  The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Upon the completion of the IPO of its common stock in May 2020, all outstanding redeemable convertible preferred stock of the Company converted into shares of common stock and all outstanding warrants to purchase common stock were automatically cashless exercised.

COVID-19 Pandemic and CARES Act

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus subsequently spread globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. In light of developments relating to the COVID-19 pandemic, the Company discontinued enrollment at 67 patients in its Phase 2 LANTERN clinical trial and did not enroll patients in the United States. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s final prospectus for its IPO dated April 30, 2020 and filed pursuant to Rule 424(b)(4) under the Securities Act on May 1, 2020.

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

Restricted Cash

The Company had restricted cash of approximately $0.3 million as of September 30, 2020 and December 31, 2019, which was held in certificates of deposit at the Company’s financial institution to secure the Company’s letter of credit for its facility lease.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(6,334)	$(4,163)	$(15,106)	$(11,953)
Accretion of redeemable convertible preferred stock	—	(79)	(115)	(234)
Net loss attributable to common stockholders	$(6,334)	$(4,242)	$(15,221)	$(12,187)
Denominator:
Weighted-average common shares—basic and diluted	12,924,682	220,902	7,133,967	192,433
Net loss per share attributable to common stockholders—basic and diluted	$(0.49)	$(19.20)	$(2.13)	$(63.33)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares retroactively adjusted):

	Nine Months Ended September 30,
	2020	2019
Series A-1 redeemable convertible preferred stock	—	986,466
Series A-2 redeemable convertible preferred stock	—	773,712
Series A-3 redeemable convertible preferred stock	—	872,031
Series A-4 redeemable convertible preferred stock	—	579,993
Series B redeemable convertible preferred stock	—	2,852,177
Stock options	1,375,307	799,376
Total	1,375,307	6,863,755

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

3. Fair Value Measurements

The Company did not have financial assets and liabilities measured at fair value at September 30, 2020 and December 31, 2019.

There have been no changes to the valuation methods used during the three and nine months ended September 30, 2020 and 2019. There were no transfers within the fair value hierarchy during the three and nine months ended September 30, 2020 and 2019.

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

4. Property and Equipment

Property and equipment consist of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Property and equipment:
Laboratory equipment	$2,243	$1,715
Computer software and equipment	617	595
Office furniture and fixtures	301	301
Leasehold improvements	317	317
Construction in progress	278	138
	$3,756	$3,066
Accumulated depreciation	(2,839)	(2,829)
Property and equipment, net	$917	$237

The Company recognized approximately $33,000 and $6,000 of depreciation expense for the three months ended September 30, 2020 and 2019, respectively, and $54,000 and $20,000 of depreciation expense for the nine months ended September 30, 2020 and 2019.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Payroll and employee related expenses	$1,593	$885
Third-party research and development expenses	1,168	1,344
Professional and consulting fees	344	901
Other	109	110
Total accrued expenses and other current liabilities	$3,214	$3,240

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

In May 2020, the Company completed its IPO in which the Company issued and sold 4,025,000 shares of its common stock, including 525,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds of $64.4 million. The Company received approximately $57.3 million in net proceeds after deducting underwriting discounts and offering expenses paid by the Company. In connection with this financing, all outstanding shares of redeemable convertible preferred stock converted into 8,335,248 shares of the Company’s common stock, all outstanding Warrants were automatically cashless exercised resulting in the issuance of 313,794 shares of the Company’s stock and the issuance to one of our directors, in lieu of compensation payable by the Company under a consulting agreement, of 19,661 fully vested shares of the Company’s common stock.

The Company has reserved for future issuances the following shares of common stock as of September 30, 2020:

As of September 30, 2020
Stock options	2,896,213
Employee stock purchase plan	150,000
Total	3,046,213

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

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Incentive Award Plan (“2020 Plan”, and together with the 2016 Plan and 2005 Plan, the “Plans”), and upon effectiveness of the 2020 Plan, the Company ceased granting equity-based awards under the 2016 Plan. The 2020 Plan provides for grant of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, performance awards and other share and cash-based awards to employees and consultants and members of the Board of Directors of the Company and its subsidiaries.

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 8,800,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. As of September 30, 2020, the Company had 1,520,906 shares available for issuance under the 2020 Plan.

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

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$73	$6	$128	$13
General and administrative	395	43	1,093	128
Total	$468	$49	$1,221	$141

The Company did not record any stock-based compensation associated with milestone-based awards in the three and nine months ended September 30, 2020 and 2019.

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.3%	1.5%	0.6%	2.2%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.1	6.1	6.0	6.1
Expected volatility	82.8%	78.0%	80.4%	76.8%

A summary of the stock option activity under the Plans for the nine months ended September 30, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2019	792,439	$6.59	7.3	$3,363
Granted	702,505	14.42
Exercised	(254)	1.73
Cancelled	(119,383)	9.41
Outstanding at September 30, 2020	1,375,307	$10.34	7.8	$5,031
Exercisable at September 30, 2020	571,355	$9.20	5.9	$2,813
Vested and expected to vest at September 30, 2020	1,375,307	$10.34	7.8	$5,031

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended September 30, 2020 and 2019 was $9.12 and $6.70, respectively, and $9.81 and $3.45 during the nine months ended September 30, 2020 and 2019, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2020 was approximately $3,000. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2019 was approximately $23,000 and $75,000, respectively.

As of September 30, 2020, total unrecognized stock-based compensation expense relating to unvested stock options was approximately $6.3 million. This amount is expected to be recognized over a weighted-average period of 3.4 years. Additionally, as of September 30, 2020, there was approximately $36,000 of unrecognized stock-based compensation related to a stock option award related to the achievement of a revenue-based milestone. As the Company believes the achievement of the revenue-based milestone is currently not probable, it has not recorded any stock-based compensation related to this award. The Company will continue to assess the probability of achieving the revenue-based milestone at each reporting period.

2020 Employee Stock Purchase Plan

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”). The 2020 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.  The Company initially reserved 150,000 shares of common stock for issuance under the 2020 ESPP.  In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1st of each year from 2021 to 2030 by the lesser of (i) 0.5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors, provided that no more than 987,500 shares of common stock may be issued under the 2020 ESPP. The 2020 ESPP permits eligible participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of the Company’s common stock. The option will expire at the end of the applicable offering period, and will be exercised at that time to the extent of the payroll deductions accumulated during the offering period, subject to the limits set forth in the 2020 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date.

9. Related Parties

The Company had consulting agreements that expired in January 2020 with two of its founders who are also directors of the Company. Total consulting expense related to these consulting agreements was $0 for the three and nine months ended September 30, 2020 and $12,500 and $37,500 for the three and nine months ended September 30, 2019, respectively.

In 2011, the Company entered into a Contribution Agreement, Transition Services Agreement (as amended), Collaboration Agreement, Technology License Agreement and Trademark Coexistence Agreement with Arsenal Medical, Inc. (“Arsenal”), a company which shares certain common owners with the Company. During the three and nine months ended September 30, 2019, the Company invoiced Arsenal for an aggregate of $0 and approximately $0.3 million, respectively, primarily for its share of rent and other overhead costs.  The Transition Services Agreement expired in June 2019. All amounts receivable from Arsenal were collected as of December 31, 2019.

10. Income Taxes

During the three and nine months ended September 30, 2020 and 2019, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

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

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease Cost:
Operating lease cost	$264	$263	$791	$789
Variable lease cost	178	189	548	541
Sublease income	—	—	—	(368)
Total lease cost, net	$442	$452	$1,339	$962

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The Company’s sublease income during the nine months ended September 30, 2019 related to subleases for a portion of the Company’s office and lab space.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of September 30, 2020
Weighted-average remaining lease term (in years)	2.6
Weighted-average discount rate	5.5%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of September 30, 2020 were as follows (in thousands):

Year ending December 31,
Remainder of 2020	$269
2021	1,095
2022	1,127
2023	382
2024	2
Total maturities	2,875
Less: Amount representing interest	(203)
Present value of operating lease liability	2,672
Less: Current portion of operating lease liability	(964)
Total operating lease liability, net of current portion	$1,708

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

Overview

We are a clinical-stage therapeutics company focused on the development and commercialization of novel integrated drug and delivery solutions for the localized treatment of patients with ear, nose and throat diseases. Our proprietary technology platform, XTreo, is designed to precisely and consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. Our initial product candidates, LYR-210 and LYR-220, are bioresorbable polymeric matrices designed to be administered in a brief, non-invasive, in-office procedure and intended to deliver up to six months of continuous drug therapy to the sinonasal passages for the treatment of chronic rhinosinusitis, or CRS. The therapeutic embedded within LYR-210 and LYR-220 is mometasone furoate, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States. We are advancing LYR-210 as a potential preferred alternative to surgery in our Phase 2 randomized, sham procedure-controlled, patient blinded LANTERN clinical trial, evaluating the safety and efficacy in surgically-naïve CRS patients who have failed previous medical management. The trial was designed to enroll 99 evaluable patients with the potential to increase to up to 150 patients and was initiated in May 2019 at sites in Australia, Austria, Czech Republic, New Zealand and Poland. In December 2019, the FDA cleared our investigational new drug application, and, prior to the COVID-19 pandemic, we planned to enroll patients in the United States. However, in light of developments relating to the COVID-19 global pandemic we discontinued enrollment at 67 patients in our Phase 2 LANTERN clinical trial and did not enroll patients in the United States. As a result of the decrease in the number of patients enrolled from planned (99) to actually enrolled (67) patients in our Phase 2 LANTERN clinical trial, a greater magnitude of change in composite score of the seven-day average of four cardinal symptoms from baseline at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 will be required in order for the trial to achieve statistical significance for the primary endpoint. We expect to report top-line results for our near-term readout of our LANTERN Phase 2 study in December 2020.

In our Phase 1 clinical trial, LYR-210 met its primary safety endpoint, and we observed that patients generally experienced significant and rapid, clinically meaningful and durable improvement in SNOT-22 scores, an established patient symptom severity scale, through week 25, which was the end of the trial. Secondary findings from our Phase 1 clinical trial showed that LYR-210 demonstrated significant reduction of sinonasal Type 2 inflammation in surgically naïve patients with CRS. The reduction of Type 2 inflammation suggests a correlation with rhinologic symptom improvement in CRS and could be a potential measure of LYR-210’s local anti-inflammatory effects at the site of inflammation in the sinonasal passages.

We are also developing LYR-220 for use in CRS patients who have an enlarged nasal cavity due to sinus surgery but continue to require treatment to manage CRS symptoms. Beyond CRS, we believe our XTreo platform has potential applications in other disease areas, which we are actively exploring to further broaden its therapeutic potential.

We were incorporated as a Delaware corporation on November 21, 2005, and our headquarters is located in Watertown, Massachusetts. On July 16, 2018, we formally changed our name to Lyra Therapeutics, Inc. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, building our intellectual property portfolio and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily through private placements of redeemable convertible preferred stock and funding from government contracts, and through the sale of our common stock in our initial public offering, or IPO, which closed in May 2020. From inception through September 30, 2020, we have raised an aggregate of $236.5 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $57.6 million were proceeds from the issuance of common stock of which $57.3 million was the net proceeds from our IPO in which we issued and sold 4,025,000 shares of our common stock at a public offering price of $16.00 per share for aggregate gross proceeds of $64.4 million and after deducting $7.1 million of underwriting discounts and offering expenses paid by us, and $16.8 million were gross proceeds from government contracts.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $6.3 million and $4.2 million for the three months ended September 30, 2020 and 2019, respectively, and $15.1 million and $12.0 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $142.9 million. We anticipate that our expenses will increase significantly as we:

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

COVID-19 Pandemic and CARES Act

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China, the COVID-19 outbreak, and the risks to the international community as the virus subsequently spread globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

As of September 30, 2020, we had cash and cash equivalents totaling $81.6 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our final prospectus for our IPO dated April 30, 2020 and filed with the SEC on May 1, 2020 pursuant to Rule 424(b) under the Securities Act and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  During the three months ended September 30, 2020, there were no material changes to our critical accounting policies from those discussed in our final prospectus.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Dollar
	2020	2019	Change
Operating expenses:
Research and development	$3,712	$2,841	$871
General and administrative	2,651	1,385	1,266
Total operating expenses	6,363	4,226	2,137
Loss from operations	(6,363)	(4,226)	(2,137)
Other income:
Interest income	29	63	(34)
Total other income	29	63	(34)
Net loss	$(6,334)	$(4,163)	$(2,171)

Research and Development Expenses

Research and development expenses increased by $0.9 million to $3.7 million for the three months ended September 30, 2020 from $2.8 million for three months ended September 30, 2019.

The increase in research and development expenses for the three months ended September 30, 2020 was primarily attributable to increases in clinical and regulatory expenses related to our LANTERN trial and an increase in employee related costs as we increased research and development headcount.  These increases were partially offset by decreases in product development and manufacturing expenses as well as consulting expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to $2.7 million for the three months ended September 30, 2020 from $1.4 million for the three months ended September 30, 2019.

The increase in general and administrative expenses for the three months ended September 30, 2020 was primarily attributable to an increase in costs associated with being a public company, in particular an increase in the cost of directors and officers insurance of $0.8 million and an increase in employee related costs of $0.5 million.  These increases were partially offset by a decrease of $0.2 million for a charge for uncollectible accounts in the three months ended September 30, 2019 without a corresponding charge in the three months ended September 30, 2020.

Interest Income

Interest income decreased by $34,000 to $29,000 for the three months ended September 30, 2020 from $63,000 for the three months ended September 30, 2019. The decrease was attributable to lower average interest rates for the three months ended September 30, 2020 due to changes in market conditions.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Dollar
	2020	2019	Change
Operating expenses:
Research and development	$8,779	$9,021	$(242)
General and administrative	6,377	3,110	3,267
Total operating expenses	15,156	12,131	3,025
Loss from operations	(15,156)	(12,131)	(3,025)
Other income:
Interest income	50	178	(128)
Total other income	50	178	(128)
Net loss	$(15,106)	$(11,953)	$(3,153)

Research and Development Expenses

Research and development expenses decreased by $0.2 million to $8.8 million for the nine months ended September 30, 2020 from $9.0 million for the nine months ended September 30, 2019.

The decrease in research and development expenses for the nine months ended September 30, 2020 was primarily attributable to decreases in product development and manufacturing expenses, a decrease in consulting expenses and decreases in clinical and regulatory expenses related to our LANTERN trial as we stopped enrollment in the first quarter of 2020. These decreases were partially offset by an increase in employee related costs as we increased research and development headcount and increases in facility costs and other allocated expenses.

General and Administrative Expenses

General and administrative expenses increased by $3.3 million to $6.4 million for the nine months ended September 30, 2020 from $3.1 million for the nine months ended September 30, 2019.

The increase in general and administrative expenses for the nine months ended September 30, 2020 was primarily attributable to an increase in employee related costs of $1.8 million, including an increase of $1.0 million of stock-based compensation, an increase in costs associated with being a public company, in particular an increase in the cost of directors and officers insurance of $1.5 million, and a decrease in sublease income and expense reimbursements of $0.4 million related to the end of all subleases in June 2019.  These increases were partially offset by a decrease of $0.2 million for a charge for uncollectible accounts in the nine months ended September 30, 2019 without a corresponding charge in the nine months ended September 30, 2020 and decreases in facility costs and other allocated expenses.

Interest Income

Interest income decreased by $0.1 million to $50,000 for the nine months ended September 30, 2020 from $0.2 million for the nine months ended September 30, 2019. The decrease was attributable to lower average interest rates for the nine months ended September 30, 2020 due to changes in market conditions.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through September 30, 2020 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $57.3 from our IPO and $16.8 million from government contracts. The following table provides information regarding our total cash and cash equivalents at September 30, 2020 and December 31, 2019 (in thousands):

	As of	As of
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$81,555	$9,808

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(15,275)	$(9,836)
Net cash used in investing activities	(674)	(131)
Net cash provided by financing activities	87,696	83
Net increase (decrease) in cash and cash equivalents	$71,747	$(9,884)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $15.3 million for the nine months ended September 30, 2020 compared to $9.8 million for the nine months ended September 30, 2019. The increase in cash used in operating activities of $5.5 million was primarily attributable to:

•	$3.1 million increase in net loss;
•	$1.1 million increase in stock-based compensation; and
•	$3.2 million decrease in changes in the components of working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2020 compared to $0.1 million for the nine months ended September 30, 2019. The increase in cash used in investing activities of $0.5 million was attributable to an increase in cash used for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $87.7 million for the nine months ended September 30, 2020 compared to $83,000 for the nine months ended September 30, 2019. The increase in cash provided by financing activities of $87.6 million was attributable to:

•	net proceeds of $30.2 million from the sale of our Series C redeemable convertible preferred stock in the nine months ended September 30, 2020; and

•

completion of our IPO by issuing 4,025,000 shares of common stock, at an offering price of $16.00 per share, for gross proceeds of $64.4 million and after deducting $6.9 million of underwriting discounts and commissions and offering expenses paid by us in the nine months ended September 30, 2020

Funding Requirements

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2020 and December 31, 2019, our cash equivalents consisted of interest-bearing checking accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature and the low risk profile of our interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors located in Europe, Australia and New Zealand. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our clinical trial and manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2020 and 2019.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $6.3 million and $15.1 million for the three and nine months ended September 30, 2020. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

In addition, we expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through pre-clinical and clinical development, expand our research and development activities, develop new product candidates, complete pre-clinical studies and clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as non-clinical or pre-clinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with ENT disease treatment product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•

continue additional clinical trials of our most advanced product candidate, LYR-210, including the Phase 2 LANTERN trial, which commenced in May 2019 and for which we expect to announce top-line results for the near-term readout in December 2020, and one or more planned pivotal Phase 3 clinical trials of LYR-210;

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

•	utilize external vendors for support with respect to research, development, commercialization, regulatory, pharmacovigilance and other functions;
•	acquire or in-license other commercial products, product candidates and technologies;
•	expand internationally;
•	make royalty, milestone or other payments under any future in-license agreements;
•	implement additional internal systems and infrastructure; and
•	operate as a public company.

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

We will require substantial funds to further develop, obtain approval for and commercialize our product candidates, including LYR-210, which is currently in the final stages of its Phase 2 clinical trial. We will also require substantial funds to further develop, obtain approval for and commercialize our other product candidate, LYR-220, which is in pre-clinical development.

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

Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds through any sources. Market volatility resulting from the COVID-19 global pandemic or other causes could also adversely impact our ability to access capital as and when needed. If we are unable to obtain adequate funding on a timely basis, we may be required to curtail or discontinue one or more of our development programs for LYR-210 or LYR-220, or to reduce our operations. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preference over those of our existing common stock.

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

LYR-210 is currently being studied in our Phase 2 randomized, sham procedure-controlled, patient blinded LANTERN clinical trial, evaluating the safety and efficacy in surgically-naïve CRS patients who have failed previous medical management. The trial was designed to enroll 99 evaluable patients with the potential to increase to up to 150 patients and was initiated in May 2019 at sites in Australia, Austria, Czech Republic, New Zealand and Poland. In December 2019, the FDA cleared our investigational new drug application, and, prior to the COVID-19 pandemic, we planned to enroll patients in the United States. However, in light of developments relating to the COVID-19 global pandemic, as described below, we discontinued enrollment at 67 patients in our ongoing Phase 2 LANTERN clinical trial and do not expect to enroll patients in the United States.

As a result of the decrease in the number of patients enrolled from planned (99) to actually enrolled (67) patients in our ongoing Phase 2 LANTERN clinical trial, a greater magnitude of change in composite score of the seven-day average of four cardinal symptoms from baseline at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 will be required in order for the trial to achieve statistical significance for the primary endpoint. In addition, because of developments relating to the COVID-19 global pandemic we were unable to assess secondary endpoints in our Phase 2 LANTERN clinical trial relating to pharmacokinetics and pharmacodynamics. In October 2020, we initiated a separate clinical trial for LYR-210 in the United States to assess such pharmacokinetics and pharmacodynamics endpoints.

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

Operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and in the future, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

There are a number of companies developing or marketing therapies for the treatment and management of CRS that may compete with our current product candidates, including many major pharmaceutical and biotechnology companies. These companies include, among others: Hoffman-La Roche, GlaxoSmithKline, AnaptysBio, Regeneron, OptiNose and Intersect ENT.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs and sales, marketing and distribution. As of September 30, 2020, we had 33 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

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

In December 2019, a disease caused by a novel strain of the coronavirus, COVID-19, was identified in Wuhan, China and on March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. This virus has subsequently spread to a number of countries where we have planned or have ongoing clinical trials and activities, including the United States, Australia, Austria, Czech Republic, New Zealand and Poland, and continues to spread globally. The global pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

In light of developments relating to the COVID-19 global pandemic and the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we discontinued enrollment at 67 patients in our Phase 2 LANTERN clinical trial and we did not open any sites in the United States. Although we were able to leverage remote electronic data collection to enable us to complete certain clinical assessments and generate sufficient information to design our Phase 3 clinical trial, we were unable to assess certain secondary endpoints in the trial relating to pharmacokinetics and pharmacodynamics. Furthermore, in response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices.

As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our planned clinical trials;
•	further delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
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

The COVID-19 global pandemic continues to evolve. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken and vaccines and other treatments developed in the United States and other countries to contain and treat COVID-19. The COVID-19 global pandemic resulted in a widespread health crisis that adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Our current executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 54.0% of our outstanding voting stock as of September 30, 2020. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2020, holders of an aggregate of approximately 8.8 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We have also registered all shares of our common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We believe these provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes and in the application of the Securities Act by federal judges, as applicable, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-

forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

General Risk Factors

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price may be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price you purchased them. The market price for our common stock may be influenced by many factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended September 30, 2020, we did not repurchase any shares of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1	4.2	April 27, 2020	333-236962

10.1	Separation Agreement and Release between the Registrant and Laura Edgerly-Pflug, dated July 24, 2020	10-Q	10.8	August 5, 2020	001-39273

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: November 10, 2020	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ R. Don Elsey
R. Don. Elsey
Chief Financial Officer (Principal Financial and Accounting Officer)