Form 10-Q
period 2021-03-31
Lyra Therapeutics, Inc.
filed 2021-05-11
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 13,001,105 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward looking statements, including but not limited to statements regarding:

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, “would,’or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$66,105	$74,593
Prepaid expenses and other current assets	1,246	1,324
Total current assets	67,351	75,917
Property and equipment, net	3,168	2,165
Operating lease right-of-use assets	2,069	2,301
Restricted cash	329	329
Other assets	—	118
Total assets	$72,917	$80,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,169	$922
Accrued expenses and other current liabilities	1,994	2,977
Operating lease liabilities	1,007	985
Total current liabilities	4,170	4,884
Operating lease liabilities, net of current portion	1,196	1,454
Total liabilities	5,366	6,338
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 12,962,768 and 12,932,377 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	225,224	224,363
Accumulated deficit	(157,686)	(149,884)
Total stockholders’ equity	67,551	74,492
Total liabilities and stockholders’ equity	$72,917	$80,830

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$4,770	$2,964
General and administrative	3,061	1,284
Total operating expenses	7,831	4,248
Loss from operations	(7,831)	(4,248)
Other income:
Interest income	29	16
Total other income	29	16
Net loss	$(7,802)	$(4,232)
Comprehensive loss	$(7,802)	$(4,232)
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(18.70)
Weighted-average common shares outstanding—basic and diluted	12,945,546	230,860

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

Three Months Ended March 31,
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	209,119,674	$130,666	230,860	$—	$4,419	$(127,757)	$(123,338)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $201	78,306,611	29,446	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	85	—	—	(85)	—	(85)
Issuance of common stock warrants in conjunction with sale of Series C redeemable convertible preferred stock	—	—	—	—	740	—	740
Stock-based compensation	—	—	—	—	134	—	134
Net loss	—	—	—	—	—	(4,232)	(4,232)
Balance at March 31, 2020	287,426,285	$160,197	230,860	$—	$5,208	$(131,989)	$(126,781)

Balance at December 31, 2020	—	$—	12,932,377	$13	$224,363	$(149,884)	$74,492
Exercise of common stock options	—	—	30,391	—	262	—	262
Stock-based compensation	—	—	—	—	599	—	599
Net loss	—	—	—	—	—	(7,802)	(7,802)
Balance at March 31, 2021	—	$—	12,962,768	$13	$225,224	$(157,686)	$67,551

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,802)	$(4,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	599	134
Depreciation expense	70	8
Changes in assets and liabilities:
Prepaid expenses and other current assets	78	18
Operating lease right-of-use assets	232	219
Accounts payable	452	432
Accrued expenses and other current liabilities	(983)	(381)
Operating lease liabilities	(236)	(215)
Net cash used in operating activities	(7,590)	(4,017)
Cash flows from investing activities:
Purchases of property and equipment	(1,160)	(8)
Net cash used in investing activities	(1,160)	(8)
Cash flows from financing activities:
Proceeds from the sale of Series C redeemable convertible preferred stock	—	30,392
Payment of offering costs related to sale of Series C redeemable convertible preferred stock	—	(155)
Payment of deferred offering costs	—	(773)
Proceeds from exercise of stock options	262	—
Net cash provided by financing activities	262	29,464
Net (decrease) increase in cash and cash equivalents	(8,488)	25,439
Cash and cash equivalents and restricted cash, beginning of period	74,922	10,137
Cash and cash equivalents and restricted cash, end of period	$66,434	$35,576
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$—	$49
Allocation of Series C redeemable convertible preferred stock to common stock warrant	$—	$740
Series C redeemable convertible preferred stock stock issuance costs included in accounts payable and accrued expense	$—	$51
Accretion of redeemable convertible preferred stock to redemption value	$—	$85
Deferred offering costs included in accounts payable and accrued expense	$—	$702

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

Prior to our initial public offering (“IPO”), the Company has funded its operations with proceeds from sales of redeemable convertible preferred stock and funding from government contracts. The Company has incurred recurring net losses since inception and had net losses of approximately $7.8 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively. In addition, the Company has an accumulated deficit of approximately $157.7 million at March 31, 2021. The Company expects to continue to generate operating losses for the foreseeable future. At March 31, 2021, the Company had approximately $66.1 million of cash and cash equivalents.

On May 5, 2020, the Company completed its IPO, in which the Company issued and sold 4,025,000 shares of its common stock, including 525,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds of $64.4 million. The Company received approximately $57.3 million in net proceeds after deducting underwriting discounts and offering expenses paid by the Company.

The Company believes that its cash and cash equivalents as of March 31, 2021 will be sufficient to fund the Company’s operating plan for a period of at least one year from the issuance date of the condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.  The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.  The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Upon the completion of the IPO of its common stock in May 2020, all outstanding redeemable convertible preferred stock of the Company converted into shares of common stock and all outstanding warrants to purchase common stock were automatically cashless exercised.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company deferred the employer side social security payments. The CARES Act also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law in order to provide further stimulus and support to those affected by the COVID-19 pandemic. The Company has not and does not plan on obtaining funding from such loans. The Company does not believe the CARES Act or the Consolidated Appropriations Act, 2021 will have a material impact on its financial condition, results of operations, or liquidity.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2021. Since the date of those financial statements, there have been no changes to its significant accounting policies except as noted below.

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

Restricted Cash

The Company had restricted cash of approximately $0.3 million as of March 31, 2021 and December 31, 2020, which was held in certificates of deposit at the Company’s financial institution to secure the Company’s letter of credit for its facility lease.

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(7,802)	$(4,232)
Accretion of redeemable convertible preferred stock	—	(85)
Net loss attributable to common stockholders	$(7,802)	$(4,317)
Denominator:
Weighted-average common shares—basic and diluted	12,945,546	230,860
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(18.70)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares retroactively adjusted):

	Three Months Ended March 31,
	2021	2020
Series A-1 redeemable convertible preferred stock	—	986,466
Series A-2 redeemable convertible preferred stock	—	773,712
Series A-3 redeemable convertible preferred stock	—	872,031
Series A-4 redeemable convertible preferred stock	—	579,993
Series B redeemable convertible preferred stock	—	2,852,177
Series C redeemable convertible preferred stock	—	2,270,869
Warrants to purchase common stock	—	681,256
Stock options	1,762,605	901,678
Total	1,762,605	9,918,182

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which makes a number of changes meant to add or clarify guidance on accounting for income taxes. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

3. Fair Value Measurements

The Company did not have financial assets and liabilities measured at fair value at March 31, 2021 and December 31, 2020.

There have been no changes to the valuation methods used during the three months ended March 31, 2021 and 2020. There were no transfers within the fair value hierarchy during the three months ended March 31, 2021 and 2020.

The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

In connection with the Company’s sale of Series C redeemable convertible preferred stock (“Series C Preferred Stock”) in January 2020, the Company issued to investors warrants for the purchase of common stock (“Warrants”). The proceeds from the issuance of the Series C Preferred Stock were allocated between the Series C Preferred Stock and Warrants based on their relative fair values at the time of issuance.

4. Property and Equipment

Property and equipment consist of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Property and equipment:
Laboratory equipment	$3,539	$3,277
Computer software and equipment	668	650
Office furniture and fixtures	301	301
Leasehold improvements	317	317
Construction in progress	1,291	498
	$6,116	$5,043
Accumulated depreciation	(2,948)	(2,878)
Property and equipment, net	$3,168	$2,165

The Company recognized approximately $70,000 and $8,000 of depreciation expense for the three months ended March 31, 2021 and 2020, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Payroll and employee related expenses	$1,213	$1,892
Third-party research and development expenses	195	381
Professional and consulting fees	523	555
Other	63	149
Total accrued expenses and other current liabilities	$1,994	$2,977

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

6. Preferred and Common Stock

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

The Company has reserved for future issuances the following shares of common stock as of March 31, 2021:

As of March 31, 2021
Stock options	3,375,557
Employee stock purchase plan	214,661
Total	3,590,218

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

7. Stock-Based Compensation Expense

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

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 8,800,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. On January 1, 2020, the shares available for grant under the 2020 Plan was automatically increased by 517,295. As of March 31, 2021, the Company had 1,612,952 shares available for issuance under the 2020 Plan.

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

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$142	$40
General and administrative	457	94
Total	$599	$134

The Company did not record any stock-based compensation associated with milestone-based awards in the three months ended March 31, 2021 and 2020.

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.6%	1.5%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	85.4%	78.0%

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

A summary of the stock option activity under the Plans for the three months ended March 31, 2021 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2020	1,428,886	$10.41	7.7	$5,165
Granted	365,700	10.75
Exercised	(30,391)	8.63
Cancelled	(1,590)	11.70
Outstanding at March 31, 2021	1,762,605	$10.51	8.1	$5,540
Exercisable at March 31, 2021	665,936	$9.39	6.3	$3,349
Vested and expected to vest at March 31, 2021	1,762,605	$10.51	8.1	$5,540

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended March 31, 2021 and 2020 was $7.65 and $5.84, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was approximately $0.2 million and $0, respectively.

As of March 31, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was approximately $8.4 million. This amount is expected to be recognized over a weighted-average period of 3.2 years. Additionally, as of March 31, 2021, there was approximately $36,000 of unrecognized stock-based compensation related to a stock option award related to the achievement of a revenue-based milestone. As the Company believes the achievement of the revenue-based milestone is currently not probable, it has not recorded any stock-based compensation related to this award. The Company will continue to assess the probability of achieving the revenue-based milestone at each reporting period.

2020 Employee Stock Purchase Plan

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”). The 2020 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.  The Company initially reserved 150,000 shares of common stock for issuance under the 2020 ESPP.  In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1st of each year from 2021 to 2030 by the lesser of (i) 0.5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors, provided that no more than 987,500 shares of common stock may be issued under the 2020 ESPP. On January 1, 2020, the shares available for grant under the 2020 ESPP was automatically increased by 64,661. The 2020 ESPP permits eligible participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of the Company’s common stock. The option will expire at the end of the applicable offering period, and will be exercised at that time to the extent of the payroll deductions accumulated during the offering period, subject to the limits set forth in the 2020 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2021, no shares have been issued under the 2020 ESPP.

8. Income Taxes

During the three months ended March 31, 2021 and 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

9. Leases

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

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease Cost:
Operating lease cost	$264	$263
Variable lease cost	119	193
Total lease cost	$383	$456

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of March 31, 2021
Weighted-average remaining lease term (in years)	2.1
Weighted-average discount rate	5.5%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of March 31, 2021 were as follows (in thousands):

Year ending December 31,
Remainder of 2021	$827
2022	1,127
2023	382
2024	2
Total maturities	2,338
Less: Amount representing interest	(135)
Present value of operating lease liability	2,203
Less: Current portion of operating lease liability	(1,007)
Total operating lease liability, net of current portion	$1,196

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.

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

On May 5, 2020, we completed our initial public offering, or IPO, in which we issued and sold 4,025,000 shares of our common stock (including shares issued upon the underwriters’ exercise in full of their option to purchase additional shares of our common stock) at a public offering price of $16.00 per share, par value $0.001, for aggregate gross proceeds of $64.4 million. We received approximately $57.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses paid by us. The shares began trading on The Nasdaq Global Market on May 1, 2020. Upon completion of our IPO, all of our outstanding shares of convertible preferred stock converted into 8,335,248 shares of our common stock, par value $0.001.

Prior to our IPO, we funded our operations primarily through private placements of redeemable convertible preferred stock and funding from government contracts. From inception through March 31, 2021, we have raised an aggregate of $236.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $57.3 million were net proceeds from our IPO, and $16.8 million were gross proceeds from government contracts.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $7.8 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $157.7 million. We anticipate that our expenses will increase significantly as we:

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

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional staff, including clinical, scientific, technical, regulatory, operational, financial commercial, and support personnel, to execute our business plan; and
•

add clinical, scientific, operational, financial, and management information systems and personnel to support our product development and potential future commercialization efforts, and to enable us to operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate. Additionally, we currently use contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our clinical development activities. We do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations and licensing arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed.

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We deferred the employer side social security payments. The CARES Act also appropriated funds for the Small Business Administration Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by the COVID-19 pandemic. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law in order to provide further stimulus and support to those affected by the COVID-19 pandemic. We have not and do not plan on obtaining funding from such loans. We do not believe the CARES Act or the Consolidated Appropriations Act, 2021 will have a material impact on our financial condition, results of operations, or liquidity.

As of March 31, 2021, we had cash and cash equivalents totaling $66.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform, and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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
•

costs of manufacturing our product candidates for use in our preclinical studies and clinical trials, including fees paid to CMOs as well as other manufacturers that provide components of our product candidates for use in our preclinical and potential future clinical trials;

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

Our research and development expenses consist primarily of costs such as employee compensation, consulting fees, fees paid to CMOs, and CRO expenses in connection with our preclinical and clinical development activities. We typically use our employee and infrastructure resources across our development programs and we do not allocate personnel costs and other internal costs to specific product candidates or development programs with the exception of the costs to manufacture our product candidates.

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

•	approval of an IND for LYR-220 and any potential future product candidate to commence planned or future clinical trials in the United States or foreign countries;
•	significant and changing government regulation and regulatory guidance;
•	timing and receipt of marketing approvals from applicable regulatory authorities;
•	making arrangements with CMOs for third-party clinical and commercial manufacturing to obtain sufficient supply of our product candidates;
•	obtaining and maintaining patent and other intellectual property protection and regulatory exclusivity for our product candidates;
•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others;
•	competition with other therapies; and
•	business interruptions resulting from the COVID-19 global pandemic.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 9, 2021 and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Dollar
	2021	2020	Change
Operating expenses:
Research and development	$4,770	$2,964	$1,806
General and administrative	3,061	1,284	1,777
Total operating expenses	7,831	4,248	3,583
Loss from operations	(7,831)	(4,248)	(3,583)
Other income:
Interest income	29	16	13
Total other income	29	16	13
Net loss	$(7,802)	$(4,232)	$(3,570)

Research and Development Expenses

Research and development expenses increased by $1.8 million to $4.8 million for the three months ended March 31, 2021 from $3.0 million for three months ended March 31, 2020.

The increase in research and development expenses for the three months ended March 31, 2021 was primarily attributable to an increase in employee related costs of $0.7 million as we increased research and development headcount; an increase in product development and manufacturing expenses of $0.7 million as we continue to increase our manufacturing capacity; an increase in consulting expenses of $0.3 million; and an increase in clinical expenses of $0.1 million as we fully enrolled our separate characterization study to collect additional pharmacokinetic data and completed the final data analysis of our LANTERN clinical trial.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million to $3.1 million for the three months ended March 31, 2021 from $1.3 million for the three months ended March 31, 2020.

The increase in general and administrative expenses for the three months ended March 31, 2021 was primarily attributable to an increase in employee related costs of $0.5 million, including an increase of $0.4 million of stock-based compensation; an increase in costs associated with being a public company of $1.0 million, in particular an increase in the cost of directors and officers insurance of $0.7 million; and an increase in professional and consulting expenses of $0.3 million.

Interest Income

Interest income increased by $13,000 to $29,000 for the three months ended March 31, 2021 from $16,000 for the three months ended March 31, 2020. The increase was attributable to higher average cash and cash equivalent balances partially offset by lower interest rates for the three months ended March 31, 2021 due to changes in market conditions.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through March 31, 2021 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $57.3 million from our IPO and $16.8 million from government contracts. The following table provides information regarding our total cash and cash equivalents at March 31, 2021 and December 31, 2020 (in thousands):

	As of	As of
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$66,105	$74,593

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(7,590)	$(4,017)
Net cash used in investing activities	(1,160)	(8)
Net cash provided by financing activities	262	29,464
Net (decrease) increase in cash and cash equivalents	$(8,488)	$25,439

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $7.6 million for the three months ended March 31, 2021 compared to $4.0 million for the three months ended March 31, 2020. The increase in cash used in operating activities of $3.6 million was primarily attributable to:

•	$3.6 million increase in net loss;
•	$0.5 million increase in stock-based compensation; and
•	$0.6 million decrease in changes in the components of working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2021 compared to $8,000 for the three months ended March 31, 2020. The increase in cash used in investing activities of $1.2 million was attributable to an increase in cash used for the purchase of property and equipment, primarily for manufacturing our product candidates.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2021 compared to $29.5 million for the three months ended March 31, 2020. The decrease in cash provided by financing activities of $29.2 million in the three months ended March 31, 2021 was primarily attributable to the net proceeds of $30.2 million from the sale of our Series C redeemable convertible preferred stock in the three months ended March 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $7.8 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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
•

•establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval in geographies in which we plan to commercialize our products ourselves;

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

Risks Related to Our Dependence on Third Parties

We  rely on third parties for the manufacture of materials for our research programs, pre-clinical studies, and clinical trials and we do not have long-term contracts with any of these parties. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We currently rely on third parties for the manufacture of our product candidates and related raw materials for future pre-clinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We purchase certain required materials for pre-clinical and clinical drug supply on a purchase order basis. In addition, we have engaged a third-party contract manufacturer to complete the manufacturing for the anticipated LYR-210 Phase 3 clinical trials. Certain of these manufacturers are critical to our production and the loss of these manufacturers to one of our competitors or otherwise, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent, or impair our ability to timely conduct pre-clinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and other laws and regulations. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Some of our contract manufacturers may not have produced a commercially-approved product and therefore may not have obtained the requisite FDA approvals to do so. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved.

The failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, we may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs, and sales, marketing and distribution. As of March 31, 2021, we had 43 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our stock price may be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	actual or expected changes in our growth rate relative to our competitors;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments related to our existing or any future collaborations;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	regulatory or legal developments in the United States and other countries;
•	development of new product candidates that may address our markets and make our product candidates less attractive;
•	changes in physician, hospital, or healthcare provider practices that may make our product candidates less useful;
•	announcements by us, our partners, or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;
•	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	the results of our efforts to discover, develop, acquire, or in-license additional product candidates or products;
•	actual or expected changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	short selling activities;
•	general economic, industry, and market conditions; and
•	the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.

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

Based on the number of shares of common stock outstanding as of March 31, 2021, our current executive officers, directors, and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 72.3% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management, and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until December 31, 2025. However, if certain events occur prior to such date, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to such date. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q;

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

We have taken advantage of reduced reporting burdens in our Annual Report on Form 10-K filed with the SEC on March 9, 2021. In particular, in that Annual Report on Form 10-K, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended March 31, 2021, we did not repurchase any shares of our common stock.

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

LYRA THERAPEUTICS, INC.

Date: May 11, 2021	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2021	By:	/s/ R. Don Elsey
R. Don. Elsey
Chief Financial Officer (Principal Financial and Accounting Officer)