Form 10-Q
period 2021-06-30
Lyra Therapeutics, Inc.
filed 2021-08-09
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 13,001,105 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward looking statements, including but not limited to statements regarding:

•	our plans to develop and commercialize our product candidates;
•	the timing of our ongoing or planned clinical trials for LYR-210, LYR-220, and any future product candidates;
•	the timing of and our ability to obtain and maintain regulatory approvals for LYR-210, LYR-220, and any future product candidates;
•	the clinical utility of our product candidates;
•	our commercialization, marketing, and manufacturing capabilities and strategy;
•	our expectations about the willingness of healthcare professionals to use LYR-210, LYR-220, and any future product candidates;
•	our expectations regarding the development and commercialization of LYR-210 pursuant to the terms of the LianBio License Agreement;
•	our intellectual property position;
•	our competitive position and developments and projections relating to our competitors or our industry;
•	our ability to identify, recruit, and retain key personnel;
•	the impact of laws and regulations;
•	risks associated with the COVID-19 pandemic, which may adversely impact our business and clinical trials;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
•	our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives;
•	our estimates and statements regarding our future revenue, future results of operations, and financial position;
•	our business strategy;
•	our research and development costs; and
•	the plans and objectives of management for future operations.

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

•	managing our obligations under our license and other strategic agreements may divert management time and attention, causing delays or disruptions to our business;
•	our operating activities may be restricted by certain covenants in our license and strategic agreements, which could limit our development and commercial opportunities;
•	failure to obtain marketing approval in international jurisdictions would prevent our products from being marketed in such jurisdictions;
•

we have entered into a collaboration agreement, and may enter into other collaboration agreements, that place the development and commercialization of our product candidates outside our control, require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, our product candidates may not reach their full market potential;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$69,046	$74,593
Prepaid expenses and other current assets	1,027	1,324
Total current assets	70,073	75,917
Property and equipment, net	3,853	2,165
Operating lease right-of-use assets	1,834	2,301
Restricted cash	329	329
Other assets	243	118
Total assets	$76,332	$80,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,899	$922
Accrued expenses and other current liabilities	2,976	2,977
Operating lease liabilities	1,029	985
Total current liabilities	5,904	4,884
Operating lease liabilities, net of current portion	929	1,454
Deferred revenue	12,000	—
Total liabilities	18,833	6,338
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 13,001,105 and 12,932,377 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	226,211	224,363
Accumulated deficit	(168,725)	(149,884)
Total stockholders’ equity	57,499	74,492
Total liabilities and stockholders’ equity	$76,332	$80,830

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$7,505	$2,103	$12,275	$5,067
General and administrative	3,560	2,442	6,621	3,726
Total operating expenses	11,065	4,545	18,896	8,793
Loss from operations	(11,065)	(4,545)	(18,896)	(8,793)
Other income:
Interest income	26	5	55	21
Total other income	26	5	55	21
Net loss	$(11,039)	$(4,540)	$(18,841)	$(8,772)
Comprehensive loss	$(11,039)	$(4,540)	$(18,841)	$(8,772)
Net loss per share attributable to common stockholders—basic and diluted	$(0.85)	$(0.56)	$(1.45)	$(2.11)
Weighted-average common shares outstanding—basic and diluted	12,991,837	8,182,725	12,968,820	4,206,793

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

Three Months Ended June 30,
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2020	287,426,285	$160,197	230,860	$—	$5,208	$(131,989)	$(126,781)
Accretion of convertible preferred stock to redemption value	—	30	—	—	(30)	—	(30)
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(287,426,285)	(160,227)	8,335,248	8	160,219	—	160,227
Issuance of common stock from initial public offering, net of issuance costs of $7,072	—	—	4,025,000	4	57,324	—	57,328
Vesting of restricted common stock	—	—	19,661	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	313,794	1	(1)	—	—
Stock-based compensation	—	—	—	—	619	—	619
Net loss	—	—	—	—	—	(4,540)	(4,540)
Balance at June 30, 2020	—	$—	12,924,563	$13	$223,339	$(136,529)	$86,823

Balance at March 31, 2021	—	$—	12,962,768	$13	$225,224	$(157,686)	$67,551
Exercise of common stock options	—	—	38,337	—	331	—	331
Stock-based compensation	—	—	—	—	656	—	656
Net loss	—	—	—	—	—	(11,039)	(11,039)
Balance at June 30, 2021	—	$—	13,001,105	$13	$226,211	$(168,725)	$57,499

Six Months Ended June 30,
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	209,119,674	$130,666	230,860	$—	$4,419	$(127,757)	$(123,338)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $201	78,306,611	29,446	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	115	—	—	(115)	—	(115)
Issuance of common stock warrants in conjunction with sale of Series C redeemable convertible preferred stock	—	—	—	—	740	—	740
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(287,426,285)	(160,227)	8,335,248	8	160,219	—	160,227
Issuance of common stock from initial public offering, net of issuance costs of $7,072	—	—	4,025,000	4	57,324	—	57,328
Vesting of restricted common stock	—	—	19,661	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	313,794	1	(1)	—	—
Stock-based compensation	—	—	—	—	753	—	753
Net loss	—	—	—	—	—	(8,772)	(8,772)
Balance at June 30, 2020	—	$—	12,924,563	$13	$223,339	$(136,529)	$86,823

Balance at December 31, 2020	—	$—	12,932,377	$13	$224,363	$(149,884)	$74,492
Exercise of common stock options	—	—	68,728	—	593	—	593
Stock-based compensation	—	—	—	—	1,255	—	1,255
Net loss	—	—	—	—	—	(18,841)	(18,841)
Balance at June 30, 2021	—	$—	13,001,105	$13	$226,211	$(168,725)	$57,499

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,841)	$(8,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,255	753
Depreciation expense	373	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	297	(2,400)
Operating lease right-of-use assets	467	440
Accounts payable	743	138
Accrued expenses and other current liabilities	(22)	(1,237)
Operating lease liabilities	(481)	(438)
Deferred revenue	12,000	—
Net cash used in operating activities	(4,209)	(11,495)
Cash flows from investing activities:
Purchases of property and equipment	(1,785)	(85)
Net cash used in investing activities	(1,785)	(85)
Cash flows from financing activities:
Proceeds from the sale of Series C redeemable convertible preferred stock	—	30,392
Payment of offering costs related to sale of Series C redeemable convertible preferred stock	—	(205)
Proceeds from initial public offering, net of underwriting discounts	—	59,892
Payment of initial public offering costs	—	(1,708)
Payment of deferred offering expenses	(146)	—
Proceeds from exercise of stock options	593	—
Net cash provided by financing activities	447	88,371
Net (decrease) increase in cash and cash equivalents	(5,547)	76,791
Cash and cash equivalents and restricted cash, beginning of period	74,922	10,137
Cash and cash equivalents and restricted cash, end of period	$69,375	$86,928
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$363	$30
Conversion of redeemable convertible preferred stock	$—	$160,227
Allocation of Series C redeemable convertible preferred stock to common stock warrant	$—	$740
Series C redeemable convertible preferred stock stock issuance costs included in accounts payable and accrued expense	$—	$1
Accretion of redeemable convertible preferred stock to redemption value	$—	$115
Right-of-use asset obtained in exchange of operating lease obligations	$—	$13
Deferred offering costs included in accounts payable and accrued expense	$97	$630

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

Prior to our initial public offering (“IPO”), the Company has funded its operations with proceeds from sales of redeemable convertible preferred stock and funding from government contracts. The Company has incurred recurring net losses since inception and had net losses of approximately $18.8 million and $8.8 million for the six months ended June 30, 2021 and 2020, respectively. In addition, the Company has an accumulated deficit of approximately $168.7 million at June 30, 2021. The Company expects to continue to generate operating losses for the foreseeable future. At June 30, 2021, the Company had approximately $69.0 million of cash and cash equivalents.

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

The Company believes that its cash and cash equivalents as of June 30, 2021 will be sufficient to fund the Company’s operating plan for a period of at least one year from the issuance date of the condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.  The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.  The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Upon the completion of the IPO of its common stock in May 2020, all outstanding redeemable convertible preferred stock of the Company converted into shares of common stock and all outstanding warrants to purchase common stock were automatically cashless exercised.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

COVID-19 Pandemic and CARES Act

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus subsequently spread globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. In light of developments relating to the COVID-19 pandemic, the Company discontinued enrollment at 67 patients in its Phase 2 LANTERN clinical trial and did not enroll patients in the United States. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, including the length of time needed to vaccinate a significant segment of the global population and effectiveness of the vaccines with respect to the new variants of the virus. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and the results of its operations and its cash flows for the three and six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021.

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

Restricted Cash

The Company had restricted cash of approximately $0.3 million as of June 30, 2021 and December 31, 2020, which was held in certificates of deposit at the Company’s financial institution to secure the Company’s letter of credit for its facility lease.

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

Revenue Recognition

Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

Once a contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying good or service relative to the option exercise price. The exercise of a material right is accounted for as a contract modification for accounting purposes.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company assessed its revenue generating arrangement in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the use of an output or input method.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

Collaborative arrangement revenue

On May 31, 2021, the Company entered into a License and Collaboration Agreement (“LianBio License Agreement”) with LianBio Inflammatory Limited (“LianBio”) to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. Under the terms of the LianBio License Agreement, the Company received an upfront payment of $12.0 million and is eligible to receive up to $135.0 million in future payments based upon the achievement of specified development, regulatory and commercialization milestones. Upon commercialization on a region-by-region basis, the Company will be entitled to receive low double-digit royalties based on net sales of LYR-210 in the licensed territories. LianBio will be responsible for the clinical development and commercialization of LYR-210 in the licensed territories, and the Company will retain all rights to LYR-210 in all other geographies. As part of the LianBio License Agreement, LianBio will also have the first right to obtain development and commercial rights in the licensed territories to the Company’s LYR-220 product candidate.

To date, the Company has not recognized any collaboration revenue from the LianBio License Agreement. The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities, or ASC 606. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606.

Royalty and other revenue

The LianBio License Agreement includes an out-licensing component that is within the scope of ASC 606. The terms of the LianBio License Agreement include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities, and includes payment of the following: non-refundable up-front license fee; development and regulatory milestone payments and milestone payments based on the level of sales; and royalties on net sales of licensed products. If considered a separate performance obligation, nonrefundable up-front license fees are recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit, which is generally at the inception of the arrangement.  Development and regulatory milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. The Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(11,039)	$(4,540)	$(18,841)	$(8,772)
Accretion of redeemable convertible preferred stock	—	(30)	—	(115)
Net loss attributable to common stockholders	$(11,039)	$(4,570)	$(18,841)	$(8,887)
Denominator:
Weighted-average common shares—basic and diluted	12,991,837	8,182,725	12,968,820	4,206,793
Net loss per share attributable to common stockholders—basic and diluted	$(0.85)	$(0.56)	$(1.45)	$(2.11)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares retroactively adjusted):

	Six Months Ended June 30,
	2021	2020
Stock options	1,764,499	1,347,394
Total	1,764,499	1,347,394

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new topic, ASC 606. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification performance obligations and licensing, and other improvements and practical expedients. The Company adopted ASU 606 on January 1, 2021. The Company had no revenue prior to the LianBio License Agreement, therefore the adoption of ASC 606 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

3. Fair Value Measurements

The Company did not have financial assets and liabilities measured at fair value at June 30, 2021 and December 31, 2020.

There have been no changes to the valuation methods used during the three and six months ended June 30, 2021 and 2020. There were no transfers within the fair value hierarchy during the three and six months ended June 30, 2021 and 2020.

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

4. Property and Equipment

Property and equipment consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Property and equipment:
Laboratory equipment	$4,845	$3,277
Computer software and equipment	668	650
Office furniture and fixtures	301	301
Leasehold improvements	677	317
Construction in progress	613	498
	$7,104	$5,043
Accumulated depreciation	(3,251)	(2,878)
Property and equipment, net	$3,853	$2,165

The Company recognized approximately $0.3 million and $13,000 of depreciation expense for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $21,000 of depreciation expense for the six months ended June 30, 2021 and 2020, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Payroll and employee related expenses	$1,805	$1,892
Third-party research and development expenses	532	381
Professional and consulting fees	573	555
Other	66	149
Total accrued expenses and other current liabilities	$2,976	$2,977

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

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of June 30, 2021, the Company has not sold any securities under the Form S-3.

On May 11, 2021, the Company entered into an Open Market Sales Agreement (“2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of its common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as the Company’s sales agent. As of June 30, 2021, the Company has received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

The Company has reserved for future issuances the following shares of common stock as of June 30, 2021:

As of June 30, 2021
Stock options	3,337,220
Employee stock purchase plan	214,661
Total	3,551,881

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 8,800,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. On January 1, 2021, the shares available for grant under the 2020 Plan was automatically increased by 517,295. As of June 30, 2021, the Company had 1,572,721 shares available for issuance under the 2020 Plan.

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

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$146	$15	$288	$55
General and administrative	510	604	967	698
Total	$656	$619	$1,255	$753

The Company did not record any stock-based compensation associated with milestone-based awards in the three and six months ended June 30, 2021 and 2020.

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	0.9%	0.4%	0.7%	0.6%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	5.7	6.0	6.0	6.0
Expected volatility	84.7%	80.6%	85.3%	80.1%

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

A summary of the stock option activity under the Plans for the six months ended June 30, 2021 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2020	1,428,886	$10.41	7.7	$5,165
Granted	439,700	10.27
Exercised	(68,728)	8.63
Cancelled	(35,359)	11.39
Outstanding at June 30, 2021	1,764,499	$10.42	8.0	$2,979
Exercisable at June 30, 2021	719,441	$9.53	6.7	$2,048
Vested and expected to vest at June 30, 2021	1,764,499	$10.42	8.0	$2,979

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended June 30, 2021 and 2020 was $5.49 and $10.71, respectively, and $7.28 and $9.88 for the six months ended June 30, 2021 and 2020, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2021 and 2020 was approximately $72,000 and $0, respectively, and $0.2 million and $0 during the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was approximately $7.9 million. This amount is expected to be recognized over a weighted-average period of 3.0 years. Additionally, as of June 30, 2021, there was approximately $36,000 of unrecognized stock-based compensation related to a stock option award related to the achievement of a revenue-based milestone. As the Company believes the achievement of the revenue-based milestone is currently not probable, it has not recorded any stock-based compensation related to this award. The Company will continue to assess the probability of achieving the revenue-based milestone at each reporting period.

2020 Employee Stock Purchase Plan

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”). The 2020 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.  The Company initially reserved 150,000 shares of common stock for issuance under the 2020 ESPP.  In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1st of each year from 2021 to 2030 by the lesser of (i) 0.5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors, provided that no more than 987,500 shares of common stock may be issued under the 2020 ESPP. On January 1, 2021, the shares available for grant under the 2020 ESPP was automatically increased by 64,661. The 2020 ESPP permits eligible participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of the Company’s common stock. The option will expire at the end of the applicable offering period, and will be exercised at that time to the extent of the payroll deductions accumulated during the offering period, subject to the limits set forth in the 2020 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2021, no shares have been issued under the 2020 ESPP.

8. Income Taxes

During the three and six months ended June 30, 2021 and 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

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

Embedded Leases

In April 2021, the Company entered into a clinical supply agreement with a contract manufacturing organization (“CMO”) for clinical production of the Company’s product candidates at an existing facility and a facility under construction. The Company concluded that this clinical supply agreement contains embedded operating leases as the clean rooms in the existing facility and the new facility are designated for the Company’s exclusive use during the term of the agreement and the clinical supply agreement contains fixed commitments and variable costs related to production and material costs in excess of the fixed commitment specified in the agreement. The Company determined that it did not control the new facility during construction and, thus, the lease did not fall in the scope of “build-to-suit” accounting. The term of the clinical supply agreement is five years and will automatically renew for additional successive terms of one year unless either party gives notice of nonrenewal.

The lease period for the existing facility is less than 12 months and the Company has elected to apply the practical expedient in ASC Topic 842, Leases (“ASC 842”), to not recognize a lease liability or right-of-use asset but instead, recognize lease payments as an expense on a straight-line basis over the lease term and variable lease payments that do not depend on an index or rate, as an expense in the period in which the variable lease costs are incurred based on performance or usage in accordance with the clinical supply agreement.

At the inception of the new facility lease, the Company determined the fixed commitment specified in the purchase order issued under the clinical supply agreement was not material and did not recognize a lease liability and right-of-use asset. The lease costs under this purchase order will be recognized as expense in the period in which the lease costs are incurred based on performance or usage in accordance with the purchase order. In the future, the Company will purchase product in batches from the CMO in quantities to be set forth on purchase orders submitted to the CMO, within a certain time period, prior to the requested date of delivery. The quantities of product ordered on each purchase order are binding obligations to purchase from the CMO and considered fixed commitments and the Company will recognize the appropriate lease liability and right-of-use asset at that time.

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease Cost:
Operating lease cost	$264	$264	$528	$527
Variable lease cost	1,243	177	1,362	370
Total lease cost	$1,507	$441	$1,890	$897

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building and variable lease costs associated with the Company’s CMO embedded lease arrangement. During the three and six months ended June 30, 2021, the Company recorded as research and development expense approximately $1.1 million of operating lease costs related to the CMO embedded lease.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of June 30, 2021
Weighted-average remaining lease term (in years)	1.8
Weighted-average discount rate	5.5%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of June 30, 2021 were as follows (in thousands):

Year ending December 31,
Remainder of 2021	$553
2022	1,127
2023	382
2024	2
Total maturities	2,064
Less: Amount representing interest	(106)
Present value of operating lease liability	1,958
Less: Current portion of operating lease liability	(1,029)
Total operating lease liability, net of current portion	$929

10. Collaboration Agreement

On May 31, 2021, the Company entered into the LianBio License Agreement to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. Under the terms of the LianBio Agreement, the Company received an upfront payment of $12.0 million and is eligible to receive up to $135.0 million in future payments based upon the achievement of specified development, regulatory and commercialization milestones. Upon commercialization on a region-by-region basis, the Company will be entitled to receive low double-digit royalties based on net sales of LYR-210 in the licensed territories. LianBio will be responsible for the clinical development and commercialization of LYR-210 in the licensed territories, and the Company will retain all rights to LYR-210 in all other geographies. As part of the LianBio Agreement, LianBio will also have the first right to obtain development and commercial rights in the licensed territories to the Company’s LYR-220 product candidate.

At the commencement of the arrangement, one combined unit of accounting was identified, which includes the license to develop and commercialize LYR-210, manufacturing activities related to the supply of LYR-210, and a non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure. The Company determined that these performance obligations represent a single performance obligation because of the specialized nature of the LYR-210 manufacturing process whereby the license cannot be separated from the manufacturing activities related to the supply of LYR-210 and the right to manufacture LYR-210 is only available if there is a supply failure.

The Company analyzed the combined unit of accounting to assess whether it falls within the scope of Topic 808, Collaborative Arrangements (“ASC 808”), and will reassess this throughout the life of the arrangement based on changes in the roles and responsibilities of the parties. Based on the terms of the arrangement as outlined above, for the collaboration research performed prior to submitting for regulatory approval in the licensed territories, both parties are deemed to be active participants in the collaboration. Both parties are performing research and development activities and will share in these costs through submission to regulatory authorities. Additionally, the Company and LianBio are exposed to significant risks and rewards dependent on the commercial success of LYR-210. As such, the collaboration arrangement is deemed to be within the scope of ASC 808.

Consistent with its collaboration accounting policy, the Company will recognize the upfront payment of $12.0 million in future periods as it satisfies its performance obligations.

The Company determined that LianBio’s right of first refusal to obtain development and commercial rights in the licensed territories to LYR-220 is an option as any agreement would be negotiated at arm’s length and as a result does not provide a material right to LianBio and as such, is not considered a performance obligation.

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

In addition, although we collected certain pharmacokinetic data from all patients in our Phase 2 LANTERN clinical trial starting at week 4, our protocol contemplated utilizing a subset of U.S. patients to collect certain additional pharmacokinetic data in order to support the NDA for LYR-210. However, because we were unable to enroll patients in the United States due to the COVID-19 pandemic, we were unable to collect these additional pharmacokinetic, or PK, data as planned. As a result, in September 2020, we initiated a separate characterization study in the United States to collect these additional data. The PK study was a 56-day open label, multi-center, U.S. study of the PK and safety of LYR-210 in adult subjects with chronic rhinosinusitis. The primary objective of the study was to establish the PK profile of LYR-210. The study enrolled 24 patients, half of whom received LYR-210 2500 µg and the other half received LYR-210 7500 µg. The study indicated that both doses were safe and well tolerated, with the mean maximum plasma concentration, or Cmax, observed with the 7500 ug dose well below the Cmax established for FDA-approved formulations of mometasone furoate, or MF. MF blood plasma levels observed during the PK study support LYR-210’s ability to deliver consistent and steady dosing over the entire treatment period.

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

Prior to our IPO, we funded our operations primarily through private placements of redeemable convertible preferred stock and funding from government contracts. From inception through June 30, 2021, we have raised an aggregate of $248.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $57.3 million were net proceeds from our IPO, $16.8 million were gross proceeds from government contracts and $12.0 million were gross proceeds from our license and collaboration agreement.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $11.0 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively, and $18.8 million and $8.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $168.7 million. We anticipate that our expenses will increase significantly as we:

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

COVID-19 Pandemic and CARES Act

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China, or the COVID-19 outbreak, and the risks to the international community as the virus subsequently spread globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, including the length of time needed to vaccinate a significant segment of the global population and effectiveness of the vaccines with respect to the new variants of the virus. We do not yet know the full extent of potential delays or impacts on our business, financing, or clinical trial activities, or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations, and business and those of the third parties on which we rely.

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

As of June 30, 2021, we had cash and cash equivalents totaling $69.0 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform, and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

If we raise additional funds through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have not recognized any collaboration revenue from our License and Collaboration Agreement, or LianBio License Agreement, with LianBio Inflammatory Limited, or LianBio.

If our development efforts for our product candidates are successful and result in regulatory approval and successful commercialization efforts, or additional collaboration agreements, we may generate revenue in the future from product sales, payments from additional collaboration or license agreements that we may enter into with third parties, or any combination thereof. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

We expect that our revenue for the next several years will be derived primarily from our collaboration agreement with LianBio as well as any additional collaborations that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all.

Collaboration Agreement

On May 31, 2021, we entered into the LianBio License Agreement to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. Under the terms of the LianBio License Agreement, we received an upfront payment of $12.0 million and are eligible to receive up to $135.0 million in future payments based upon the achievement of specified development, regulatory and commercialization milestones. Upon commercialization on a region-by-region basis, we will be entitled to receive low double-digit royalties based on net sales of LYR-210 in the licensed territories. LianBio will be responsible for the clinical development and commercialization of LYR-210 in the licensed territories, and we will retain all rights to LYR-210 in all other geographies. As part of the LianBio License Agreement, LianBio will also have the first right to obtain development and commercial rights in the licensed territories to our LYR-220 product candidate.

At the commencement of the arrangement, one combined unit of accounting was identified, which includes the license to develop and commercialize LYR-210, manufacturing activities related to the supply of LYR-210, and a non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure. We determined that these performance obligations represent a single performance obligation because of the specialized nature of the LYR-210 manufacturing process whereby the license cannot be separated from the manufacturing activities related to the supply of LYR-210 and the right to manufacture LYR-210 is only available if there is a supply failure.

We analyzed the combined unit of accounting to assess whether it falls within the scope of Topic 808, Collaborative Arrangements, or ASC 808, and will reassess this throughout the life of the arrangement based on changes in the roles and responsibilities of the parties. Based on the terms of the arrangement as outlined above, for the collaboration research performed prior to submitting for regulatory approval in the licensed territories, both parties are deemed to be active participants in the collaboration. Both parties are performing research and development activities and will share in these costs through submission to regulatory authorities. Additionally, we and LianBio are exposed to significant risks and rewards dependent on the commercial success of LYR-210. As such, the collaboration arrangement is deemed to be within the scope of ASC 808.

Consistent with our collaboration accounting policy, we will recognize the upfront payment of $12.0 million in future periods as we satisfy our performance obligations.

We determined that LianBio’s right of first refusal to obtain development and commercial rights in the licensed territories to LYR-220 is an option as any agreement would be negotiated at arm’s length and as a result does not provide a material right to LianBio and as such, is not considered a performance obligation.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 9, 2021 and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  During the six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K except as otherwise described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Dollar
	2021	2020	Change
Operating expenses:
Research and development	$7,505	$2,103	$5,402
General and administrative	3,560	2,442	1,118
Total operating expenses	11,065	4,545	6,520
Loss from operations	(11,065)	(4,545)	(6,520)
Other income:
Interest income	26	5	21
Total other income	26	5	21
Net loss	$(11,039)	$(4,540)	$(6,499)

Research and Development Expenses

Research and development expenses increased by $5.4 million to $7.5 million for the three months ended June 30, 2021 from $2.1 million for three months ended June 30, 2020.

The increase in research and development expenses for the three months ended June 30, 2021 was primarily attributable to an increase in product development and manufacturing expenses of $2.4 million as we continue to increase our manufacturing capacity and produce our first product at our CMO; an increase in employee related costs of $1.0 million as we increased research and development headcount; an increase in clinical expenses of $0.8 million as we completed our separate characterization study to collect additional pharmacokinetic data, completed the final data analysis of our LANTERN clinical and prepare for a LYR-220 clinical trial; and an increase in consulting expenses of $0.7 million.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million to $3.6 million for the three months ended June 30, 2021 from $2.4 million for the three months ended June 30, 2020.

The increase in general and administrative expenses for the three months ended June 30, 2021 was primarily attributable to an increase in professional and consulting expenses of $0.7 million; and an increase in costs associated with being a public company of $0.4 million.

Interest Income

Interest income increased by $21,000 to $26,000 for the three months ended June 30, 2021 from $5,000 for the three months ended June 30, 2020. The increase was attributable to investing a greater proportion of our cash and cash equivalent balances in interest bearing investments during the three months ended June 30, 2021 compared to the due to the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Dollar
	2021	2020	Change
Operating expenses:
Research and development	$12,275	$5,067	$7,208
General and administrative	6,621	3,726	2,895
Total operating expenses	18,896	8,793	10,103
Loss from operations	(18,896)	(8,793)	(10,103)
Other income:
Interest income	55	21	34
Total other income	55	21	34
Net loss	$(18,841)	$(8,772)	$(10,069)

Research and Development Expenses

Research and development expenses increased by $7.2 million to $12.3 million for the six months ended June 30, 2021 from $5.1 million for the six months ended June 30, 2020.

The increase in research and development expenses for the six months ended June 30, 2021 was primarily attributable to an increase in product development and manufacturing expenses of $3.1 million as we continue to increase our manufacturing capacity and produce our first product at our CMO; an increase in employee related costs of $1.7 million as we increased research and development headcount, including an increase of $0.2 million of stock-based compensation; an increase in consulting expenses of $1.0 million; an increase in clinical expenses of $0.9 million as we completed our separate characterization study to collect additional pharmacokinetic data, completed the final data analysis of our LANTERN clinical and prepare for a LYR-220 clinical trial; and an increase in depreciation expense of $0.4 million as a result of our investment in manufacturing infrastructure.

General and Administrative Expenses

General and administrative expenses increased by $2.9 million to $6.6 million for the six months ended June 30, 2021 from $3.7 million for the six months ended June 30, 2020.

The increase in general and administrative expenses for the six months ended June 30, 2021 was primarily attributable to an increase in costs associated with being a public company of $1.4 million, in particular an increase in the cost of directors and officers insurance of $0.7 million; an increase in professional and consulting expenses of $1.0 million; and an increase in employee related costs of $0.5 million, including an increase of $0.3 million of stock-based compensation.

Interest Income

Interest income increased by $34,000 to $55,000 for the six months ended June 30, 2021 from $21,000 for the six months ended June 30, 2020. The increase was attributable to higher average cash and cash equivalent balances partially offset by lower interest rates for the six months ended June 30, 2021 due to changes in market conditions.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through June 30, 2021 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $57.3 million from our IPO, $16.8 million from government contracts and $12.0 were gross proceeds from our license and collaboration agreement. The following table provides information regarding our total cash and cash equivalents at June 30, 2021 and December 31, 2020 (in thousands):

	As of	As of
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$69,046	$74,593

We currently have an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021, or the Form S-3, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of June 30, 2021, we have not sold any securities under the Form S-3.

On May 11, 2021, we entered into an Open Market Sales Agreement, or 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of June 30, 2021, we had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(4,209)	$(11,495)
Net cash used in investing activities	(1,785)	(85)
Net cash provided by financing activities	447	88,371
Net (decrease) increase in cash and cash equivalents	$(5,547)	$76,791

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $4.2 million for the six months ended June 30, 2021 compared to $11.5 million for the six months ended June 30, 2020. The decrease in cash used in operating activities of $7.3 million was primarily attributable to increases in cash provided by operating activities resulting from:

•	$12.0 million upfront payment under the LianBio License Agreement;
•	$0.5 million increase in stock-based compensation
•	$0.4 million increase in depreciation expense; and
•	$4.5 million increase in changes in the components of working capital.

The increase in cash provided by operating activities was offset by a $10.0 million increase in net loss.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2021 compared to $85,000 for the six months ended June 30, 2020. The increase in cash used in investing activities of $1.7 million was attributable to an increase in cash used for the purchase of property and equipment, primarily for manufacturing our product candidates.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2021 compared to $88.4 million for the six months ended June 30, 2020. The decrease in cash provided by financing activities of $87.9 million in the six months ended June 30, 2021 was primarily attributable to the net proceeds from our IPO and the sale of our Series C redeemable convertible preferred stock in the six months ended June 30, 2020.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. We have access to additional funds to be earned in connection with our LianBio License Agreement, if development activities are successful under that agreement. Any debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise funds through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $11.0 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively, and $18.8 million and $8.8 million for the six months ended June 30, 2021 and 2020, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our operations and our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, redeeming our stock, making certain investments, and engaging in certain merger, consolidation, or asset sale transactions, among other restrictions. If we raise additional funds through additional collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Moreover, while we leveraged remote electronic data collection to enable us to complete the clinical assessments and generate sufficient information in our Phase 2 LANTERN clinical trial to commence designing our Phase 3 clinical trial, there can be no assurance that the COVID-19 pandemic or other delays or disruptions will not hinder our electronic data collection or our ability to collect data or measurements requiring sinus imaging to assess reduction in inflammation and phlebotomy to assess pharmacokinetics/pharmacodynamics. For example, we were unable to enroll patients in our Phase 2 LANTERN clinical trial in the United States from whom we intended to collect certain additional pharmacokinetic data due to the COVID-19 pandemic, and as a result, we initiated a separate characterization study in September 2020, as a follow-on to our Phase 2 LANTERN clinical trial, in order to collect such data. The characterization study was a 56-day open label, multi-center, U.S. study of the PK and safety of LYR-210 in adult subjects with chronic rhinosinusitis. The primary objective of the study was to establish the PK profile of LYR-210. The study enrolled 24 patients, half of whom received LYR-210 2500 µg and the other half received LYR-210 7500 µg. The study indicated that both doses were safe and well tolerated, with the mean maximum plasma concentration, or Cmax, observed with the 7500 ug dose well below the Cmax established for FDA-approved formulations of mometasone furoate, or MF. MF blood plasma levels observed during the PK study support LYR-210’s ability to deliver consistent and steady dosing over the entire treatment period. There can be no assurance that any future trial we may conduct will not be affected or further affected by the COVID-19 pandemic or other delays and disruptions.

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

Managing our obligations under our license and other strategic agreements may divert management time and attention, causing delays or disruptions to our business.

We have entered into a License and Collaboration Agreement with LianBio Inflammatory Limited on May 31, 2021, or the LianBio License Agreement. The LianBio License Agreement grants an exclusive license to develop and commercialize the Company’s product candidate LYR-210, an anti-inflammatory, intra-nasal drug matrix designed to treat chronic rhinosinusitis Disease in Greater China (mainland China, Hong Kong, Macau, and Taiwan), Singapore, South Korea, and Thailand, or the Territory. Furthermore, under the LianBio License Agreement, LianBio has the first right to obtain a license to develop and commercialize Lyra’s product candidate LYR-220, an anti-inflammatory, intra-nasal, drug matrix in development for the treatment of chronic rhinosinusitis patients who have undergone a prior sinus surgery but continue to have persistent disease in the Territory. We also may in the future enter into license and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

Our license and strategic agreements are also complex and certain provisions in those agreements may be susceptible to multiple interpretations. In the event of any disagreement about the interpretation of these provisions, our management may need to devote a disproportionate amount of its attention to resolving these disagreements. Such disruptions may cause delays in our research and development programs and other business objectives.

Our operating activities may be restricted by certain covenants in our license and strategic agreements, which could limit our development and commercial opportunities.

In connection with our license and strategic agreements, we may agree to and be bound by negative covenants which may limit our development and commercial opportunities. For example, pursuant to the LianBio License Agreement, we made certain covenants to not commercialize a competing product anywhere in the Territory, nor collaborate with, enable, or otherwise authorize, license, or grant any right to any third party to commercialize a competing product anywhere in the Territory, subject to certain carveouts. We also made certain covenants to grant an exclusive option to LianBio for the development and commercialization of our product candidate, LYR-220, in the Territory. These provisions may inhibit our development efforts, prevent us from forming strategic collaborations to develop and potentially commercialize any other product candidates and may materially harm our business, financial condition, results of operations and prospects.

Failure to obtain marketing approval in international jurisdictions would prevent our products from being marketed in such jurisdictions.

In order to market and sell our products in jurisdictions outside of the United States, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Additionally, we may be dependent on third-party collaborators to develop and commercialize our product candidates in certain international jurisdictions, such as in the case of our exclusive license agreement with LianBio for the development and commercialization of LYR-210 in the Territory. In the agreement with LianBio, while we have agreed that we must use commercially reasonable efforts to complete a global Phase III clinical trial for LR-210 and seek regulatory approval for the same in the United States, LianBio must also use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize LYR-210 in the Territory.  We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in other jurisdictions. We and our third-party collaborators may not be able to file for marketing approvals, and even if we do, we may not obtain necessary approvals to commercialize our medicines in any market.

We have entered into a collaboration, and may enter into collaborations, that place the development and commercialization of our product candidates outside our control, require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, our product candidates may not reach their full market potential.

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates in selected geographic territories or for selected patient populations. For example, in May 2021, we entered into the LianBio License Agreement to develop and commercialize LYR-210 in the Territory. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration or successfully maintain a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed or existing collaboration and the proposed or existing collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. The terms of any existing or additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs, and sales, marketing and distribution. As of June 30, 2021, we had 45 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Based on the number of shares of common stock outstanding as of June 30, 2021, our current executive officers, directors, and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 60.9% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management, and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended June 30, 2021, we did not repurchase any shares of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1	4.2	April 27, 2020	333-236962

10.1*†	License and Collaboration Agreement dated May 31, 2021, by and between the Registrant and LianBio Inflammatory Limited and LianBio.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Furnished herewith.
†	Certain portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: August 9, 2021	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ R. Don Elsey
R. Don. Elsey
Chief Financial Officer (Principal Financial and Accounting Officer)