Form 10-Q
period 2021-09-30
Lyra Therapeutics, Inc.
filed 2021-11-09
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 13,004,578 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$58,131	$74,593
Prepaid expenses and other current assets	2,755	1,324
Total current assets	60,886	75,917
Property and equipment, net	4,706	2,165
Operating lease right-of-use assets	1,596	2,301
Restricted cash	329	329
Other assets	245	118
Total assets	$67,762	$80,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,912	$922
Accrued expenses and other current liabilities	3,968	2,977
Operating lease liabilities	1,052	985
Deferred revenue	9,841	—
Total current liabilities	17,773	4,884
Operating lease liabilities, net of current portion	656	1,454
Deferred revenue, net of current portion	2,145	—
Total liabilities	20,574	6,338
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 13,004,578 and 12,932,377 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	226,955	224,363
Accumulated deficit	(179,780)	(149,884)
Total stockholders’ equity	47,188	74,492
Total liabilities and stockholders’ equity	$67,762	$80,830

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$14	$—	$14	$—

Operating expenses:
Research and development	7,077	3,712	19,352	8,779
General and administrative	4,018	2,651	10,639	6,377
Total operating expenses	11,095	6,363	29,991	15,156
Loss from operations	(11,081)	(6,363)	(29,977)	(15,156)
Other income:
Interest income	26	29	81	50
Total other income	26	29	81	50
Net loss	$(11,055)	$(6,334)	$(29,896)	$(15,106)
Comprehensive loss	$(11,055)	$(6,334)	$(29,896)	$(15,106)
Net loss per share attributable to common stockholders—basic and diluted	$(0.85)	$(0.49)	$(2.30)	$(2.13)
Weighted-average common shares outstanding—basic and diluted	13,001,514	12,924,682	12,979,837	7,133,967

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

Three Months Ended September 30,
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2020	—	$—	12,924,563	$13	$223,339	$(136,529)	$86,823
Issuance costs related to issuance of common stock from initial public offering	—	—	—	—	(44)	—	(44)
Exercise of common stock options	—	—	254	—	1	—	1
Stock-based compensation	—	—	—	—	468	—	468
Net loss	—	—	—	—	—	(6,334)	(6,334)
Balance at September 30, 2020	—	$—	12,924,817	$13	$223,764	$(142,863)	$80,914

Balance at June 30, 2021	—	$—	13,001,105	$13	$226,211	$(168,725)	$57,499
Exercise of common stock options	—	—	3,473	—	11	—	11
Stock-based compensation	—	—	—	—	733	—	733
Net loss	—	—	—	—	—	(11,055)	(11,055)
Balance at September 30, 2021	—	$—	13,004,578	$13	$226,955	$(179,780)	$47,188

Nine Months Ended September 30,
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	209,119,674	$130,666	230,860	$—	$4,419	$(127,757)	$(123,338)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $201	78,306,611	29,446	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	115	—	—	(115)	—	(115)
Issuance of common stock warrants in conjunction with sale of Series C redeemable convertible preferred stock	—	—	—	—	740	—	740
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(287,426,285)	(160,227)	8,335,248	8	160,219	—	160,227
Issuance of common stock from initial public offering, net of issuance costs of $7,072	—	—	4,025,000	4	57,280	—	57,284
Vesting of restricted common stock	—	—	19,661	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	313,794	1	(1)	—	—
Exercise of common stock options	—	—	254	—	1	—	1
Stock-based compensation	—	—	—	—	1,221	—	1,221
Net loss	—	—	—	—	—	(15,106)	(15,106)
Balance at September 30, 2020	—	$—	12,924,817	$13	$223,764	$(142,863)	$80,914

Balance at December 31, 2020	—	$—	12,932,377	$13	$224,363	$(149,884)	$74,492
Exercise of common stock options	—	—	72,201	—	604	—	604
Stock-based compensation	—	—	—	—	1,988	—	1,988
Net loss	—	—	—	—	—	(29,896)	(29,896)
Balance at September 30, 2021	—	$—	13,004,578	$13	$226,955	$(179,780)	$47,188

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,896)	$(15,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,988	1,221
Depreciation expense	723	54
Gain on disposal of assets	—	(45)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,431)	(1,689)
Operating lease right-of-use assets	705	666
Accounts payable	1,167	141
Accrued expenses and other current liabilities	966	150
Operating lease liabilities	(731)	(667)
Deferred revenue	11,986	—
Net cash used in operating activities	(14,523)	(15,275)
Cash flows from investing activities:
Purchases of property and equipment	(2,302)	(674)
Net cash used in investing activities	(2,302)	(674)
Cash flows from financing activities:
Proceeds from the sale of Series C redeemable convertible preferred stock	—	30,392
Payment of offering costs related to sale of Series C redeemable convertible preferred stock	—	(206)
Proceeds from initial public offering, net of underwriting discounts	—	59,892
Payment of initial public offering costs	—	(2,383)
Payment of deferred offering expenses	(241)	—
Proceeds from exercise of stock options	604	1
Net cash provided by financing activities	363	87,696
Net (decrease) increase in cash and cash equivalents	(16,462)	71,747
Cash and cash equivalents and restricted cash, beginning of period	74,922	10,137
Cash and cash equivalents and restricted cash, end of period	$58,460	$81,884
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$1,049	$17
Conversion of redeemable convertible preferred stock	$—	$160,227
Allocation of Series C redeemable convertible preferred stock to common stock warrant	$—	$740
Series C redeemable convertible preferred stock stock issuance costs included in accounts payable and accrued expense	$—	$1
Accretion of redeemable convertible preferred stock to redemption value	$—	$115
Right-of-use asset obtained in exchange of operating lease obligations	$—	$13
Deferred offering costs included in accounts payable and accrued expense	$4	$—

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

Prior to our initial public offering (“IPO”), the Company has funded its operations with proceeds from sales of redeemable convertible preferred stock and funding from government contracts. The Company has incurred recurring net losses since inception and had net losses of approximately $29.9 million and $15.1 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, the Company has an accumulated deficit of approximately $179.8 million at September 30, 2021. The Company expects to continue to generate operating losses for the foreseeable future. At September 30, 2021, the Company had approximately $58.1 million of cash and cash equivalents.

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

The Company believes that its cash and cash equivalents as of September 30, 2021 will be sufficient to fund the Company’s operating plan for a period of at least one year from the issuance date of the condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.  The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.  The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company deferred the employer side social security payments of which 50% are due on December 31, 2021 and the remainder on December 31, 2022. The CARES Act also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law in order to provide further stimulus and support to those affected by the COVID-19 pandemic. The Company has not and does not plan on obtaining funding from such loans. The Company does not believe the CARES Act or the Consolidated Appropriations Act, 2021 will have a material impact on its financial condition, results of operations, or liquidity.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations and its cash flows for the three and nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates, which include but are not limited to management’s judgments of revenue recognition, operating lease right-of-use assets, operating lease liabilities, accrued expenses, fair value of common stock, valuation of share-based awards, warrants to purchase common stock and deferred income taxes. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

Restricted Cash

The Company had restricted cash of approximately $0.3 million as of September 30, 2021 and December 31, 2020, which was held in certificates of deposit at the Company’s financial institution to secure the Company’s letter of credit for its facility lease.

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

Collaborative arrangement revenue

On May 31, 2021, the Company entered into a License and Collaboration Agreement (“LianBio License Agreement”) with LianBio Inflammatory Limited (“LianBio”) to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. See Note 10 for further discussion of the arrangement.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(11,055)	$(6,334)	$(29,896)	$(15,106)
Accretion of redeemable convertible preferred stock	—	—	—	(115)
Net loss attributable to common stockholders	$(11,055)	$(6,334)	$(29,896)	$(15,221)
Denominator:
Weighted-average common shares—basic and diluted	13,001,514	12,924,682	12,979,837	7,133,967
Net loss per share attributable to common stockholders—basic and diluted	$(0.85)	$(0.49)	$(2.30)	$(2.13)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares retroactively adjusted):

	Nine Months Ended September 30,
	2021	2020
Stock options	1,850,313	1,375,307
Total	1,850,313	1,375,307

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

3. Fair Value Measurements

The Company did not have financial assets and liabilities measured at fair value at September 30, 2021 and December 31, 2020.

There have been no changes to the valuation methods used during the three and nine months ended September 30, 2021 and 2020. There were no transfers within the fair value hierarchy during the three and nine months ended September 30, 2021 and 2020.

The carrying values of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

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

4. Property and Equipment

Property and equipment consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Property and equipment:
Laboratory equipment	$5,240	$3,277
Computer software and equipment	675	650
Office furniture and fixtures	301	301
Leasehold improvements	2,091	317
Construction in progress	—	498
	$8,307	$5,043
Accumulated depreciation	(3,601)	(2,878)
Property and equipment, net	$4,706	$2,165

The Company recognized approximately $0.4 million and $33,000 of depreciation expense for the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $54,000 of depreciation expense for the nine months ended September 30, 2021 and 2020, respectively.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Payroll and employee related expenses	$2,244	$1,892
Third-party research and development expenses	763	381
Professional and consulting fees	831	555
Other	130	149
Total accrued expenses and other current liabilities	$3,968	$2,977

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

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of September 30, 2021, the Company has not sold any securities under the Form S-3.

On May 11, 2021, the Company entered into an Open Market Sales Agreement (“2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of its common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as the Company’s sales agent. As of September 30, 2021, the Company has received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

The Company has reserved for future issuances the following shares of common stock as of September 30, 2021:

As of September 30, 2021
Stock options	3,333,747
Employee stock purchase plan	214,661
Total	3,548,408

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

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 8,800,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. On January 1, 2021, the shares available for grant under the 2020 Plan was automatically increased by 517,295. As of September 30, 2021, the Company had 1,483,434 shares available for issuance under the 2020 Plan.

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$165	$73	$453	$128
General and administrative	568	395	1,535	1,093
Total	$733	$468	$1,988	$1,221

The Company did not record any stock-based compensation associated with milestone-based awards in the three and nine months ended September 30, 2021 and 2020.

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.9%	0.3%	0.7%	0.6%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	84.2%	82.8%	85.0%	80.4%

A summary of the stock option activity under the Plans for the nine months ended September 30, 2021 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2020	1,428,886	$10.41	7.7	$5,165
Granted	602,600	9.65
Exercised	(72,201)	8.36
Cancelled	(108,972)	10.33
Outstanding at September 30, 2021	1,850,313	$10.24	7.9	$3,742
Exercisable at September 30, 2021	810,221	$9.75	6.7	$2,577
Vested and expected to vest at September 30, 2021	1,850,313	$10.24	7.9	$3,742

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended September 30, 2021 and 2020 was $5.66 and $9.12, respectively, and $6.84 and $9.81 for the nine months ended September 30, 2021 and 2020, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2021 and 2020 was approximately $21,000 and $3,000, respectively, and $0.3 million and $3,000 during the nine months ended September 30, 2021 and 2020, respectively.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

As of September 30, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was approximately $7.5 million. This amount is expected to be recognized over a weighted-average period of 2.9 years. Additionally, as of September 30, 2021, there was approximately $36,000 of unrecognized stock-based compensation related to a stock option award related to the achievement of a revenue-based milestone. As the Company believes the achievement of the revenue-based milestone is currently not probable, it has not recorded any stock-based compensation related to this award. The Company will continue to assess the probability of achieving the revenue-based milestone at each reporting period.

2020 Employee Stock Purchase Plan

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”). The 2020 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.  The Company initially reserved 150,000 shares of common stock for issuance under the 2020 ESPP.  In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1st of each year from 2021 to 2030 by the lesser of (i) 0.5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors, provided that no more than 987,500 shares of common stock may be issued under the 2020 ESPP. On January 1, 2021, the shares available for grant under the 2020 ESPP was automatically increased by 64,661. The 2020 ESPP permits eligible participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of the Company’s common stock. The option will expire at the end of the applicable offering period, and will be exercised at that time to the extent of the payroll deductions accumulated during the offering period, subject to the limits set forth in the 2020 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2021, no shares have been issued under the 2020 ESPP.

8. Income Taxes

During the three and nine months ended September 30, 2021 and 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.

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

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease Cost:
Operating lease cost	$264	$264	$792	$791
Variable lease cost	857	178	2,219	548
Total lease cost	$1,121	$442	$3,011	$1,339

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building and variable lease costs associated with the Company’s CMO embedded lease arrangement. During the three and nine months ended September 30, 2021, the Company recorded as research and development expense approximately$0.7 million and $1.7 million of operating lease costs related to the CMO embedded lease, respectively.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of September 30, 2021
Weighted-average remaining lease term (in years)	1.6
Weighted-average discount rate	5.5%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of September 30, 2021 were as follows (in thousands):

Year ending December 31,
Remainder of 2021	$277
2022	1,127
2023	382
2024	2
Total maturities	1,788
Less: Amount representing interest	(80)
Present value of operating lease liability	1,708
Less: Current portion of operating lease liability	(1,052)
Total operating lease liability, net of current portion	$656

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, LianBio, is a customer. At the commencement of the arrangement, the Company identified the following material promises: (1) license to develop and commercialize LYR-210, (2) manufacturing activities related to the clinical supply of LYR-210, (3) a non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure, and (4) the Company’s performance of the development activities related to the global Phase 3 clinical trial. The Company determined that the license to develop and commercialize LYR-210, the manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure represent a single performance obligation because of the specialized nature of the LYR-210 manufacturing process whereby the license cannot be separated from the manufacturing activities related to the supply of LYR-210 and the right to manufacture LYR-210 is only available if there is a supply failure. For the purposes of ASC 606, the Company determined there were two distinct performance obligations: (1) the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure, and (2) the Company’s performance of the development activities related to the global Phase 3 clinical trial.

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations. The potential milestone payments that the Company is eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement.

Additionally, the Company determined that LianBio’s right of first refusal to obtain development and commercial rights in the licensed territories to LYR-220 is an option as any agreement would be negotiated at arm’s length and as a result does not provide a material right to LianBio and as such, is not considered a performance obligation.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

The Company will recognize the revenue associated with the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure combined performance obligation as the clinical supply of LYR-210 is delivered. The Company recognizes revenue associated with the development activities related to the global Phase 3 clinical trial performance obligation as the development activities are performed using an input method, according to the costs incurred as to the development activities related to the global Phase 3 clinical trial and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized as the clinical supply of LYR-210 is delivered and over the remaining time it takes to conduct the global Phase 3 clinical trial, respectively. As of September 30, 2021, the Company had deferred revenue of approximately $8.3 million related to the combined performance obligation and approximately $3.7 million related to the performance of the development activities related to the global Phase 3 clinical trial.

During the three and nine months ended September 30, 2021 the Company recognized an immaterial amount of collaboration revenue associated with the performance obligations.

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

Entities affiliated with Perceptive Advisors, LLC are shareholders of both the Company and LianBio. Additionally, one of the Company’s directors is a Managing Director at Perceptive Advisors, LLC and also the Executive Chairman of LianBio’s board of directors.

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

Prior to our IPO, we funded our operations primarily through private placements of redeemable convertible preferred stock and funding from government contracts. From inception through September 30, 2021, we have raised an aggregate of $249.1 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $57.3 million were net proceeds from our IPO, $16.8 million were gross proceeds from government contracts and $12.0 million were gross proceeds from our license and collaboration agreement.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $11.1 million and $6.3 million for the three months ended September 30, 2021 and 2020, respectively, and $29.9 million and $15.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $179.8 million. We anticipate that our expenses will increase significantly as we:

•	conduct additional clinical trials of our most advanced product candidate, LYR-210, including one or more planned pivotal Phase 3 clinical trials of LYR-210;
•	conduct a Phase 2 clinical trial of LYR-220;
•	continue to discover and develop additional product candidates;
•	establish manufacturing and supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain marketing approval;

•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
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

As of September 30, 2021, we had cash and cash equivalents totaling $58.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through 2022. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform, and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have recognized $14,000 of collaboration revenue from our License and Collaboration Agreement, or LianBio License Agreement, with LianBio Inflammatory Limited, or LianBio.

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

We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, LianBio, is a customer. At the commencement of the arrangement, we identified the following material promises: (1) license to develop and commercialize LYR-210, (2) manufacturing activities related to the clinical supply of LYR-210, (3) a non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure, and (4) the Company’s performance of the development activities related to the global Phase 3 clinical trial. We determined that the license to develop and commercialize LYR-210, the manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure represent a single performance obligation because of the specialized nature of the LYR-210 manufacturing process whereby the license cannot be separated from the manufacturing activities related to the supply of LYR-210 and the right to manufacture LYR-210 is only available if there is a supply failure. For the purposes of ASC 606, we determined there were two distinct performance obligations: (1) the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-

exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure, and (2) the Company’s performance of the development activities related to the global Phase 3 clinical trial.

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, we determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations. The potential milestone payments that we are eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement.

Additionally, we determined that LianBio’s right of first refusal to obtain development and commercial rights in the licensed territories to LYR-220 is an option as any agreement would be negotiated at arm’s length and as a result does not provide a material right to LianBio and as such, is not considered a performance obligation.

We will recognize the revenue associated with the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure combined performance obligation as the clinical supply of LYR-210 is delivered. We recognize revenue associated with the development activities related to the global Phase 3 clinical trial performance obligation as the development activities are performed using an input method, according to the costs incurred as to the development activities related to the global Phase 3 clinical trial and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on our consolidated balance sheet and will be recognized as the clinical supply of LYR-210 is delivered and over the remaining time it takes to conduct the global Phase 3 clinical trial, respectively.

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
•

costs of manufacturing our product candidates for use in our clinical trials, including fees paid to CMOs as well as other manufacturers that provide components of our product candidates for use in our potential future clinical trials;

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 9, 2021 and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K except as otherwise described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Dollar
	2021	2020	Change
Collaboration revenue	$14	$—	$14

Operating expenses:
Research and development	7,077	3,712	3,365
General and administrative	4,018	2,651	1,367
Total operating expenses	11,095	6,363	4,732
Loss from operations	(11,081)	(6,363)	(4,718)
Other income:
Interest income	26	29	(3)
Total other income	26	29	(3)
Net loss	$(11,055)	$(6,334)	$(4,721)

Collaboration Revenue

The increase in collaboration revenue was a result of revenue recognized under the LianBio License Agreement.

Research and Development Expenses

Research and development expenses increased by $3.4 million to $7.1 million for the three months ended September 30, 2021 from $3.7 million for three months ended September 30, 2020.

The increase in research and development expenses for the three months ended September 30, 2021 was primarily attributable to an increase in product development and manufacturing expenses of $2.0 million as we continue to increase our manufacturing capacity and produce our first product at our CMO; an increase in employee related costs of $0.8 million as we increased research and development headcount; an increase in consulting expenses of $0.6 million; and an increase in depreciation expense of $0.3 million as a result of our investment in manufacturing infrastructure.  These increases were partially offset by a decrease in clinical expenses of $0.7 million as we completed our LANTERN clinical trial and our separate characterization study to collect additional pharmacokinetic data prior to the third quarter of 2021.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million to $4.0 million for the three months ended September 30, 2021 from $2.7 million for the three months ended September 30, 2020.

The increase in general and administrative expenses for the three months ended September 30, 2021 was primarily attributable to an increase in professional and consulting expenses of $0.7 million; an increase in employee related costs of $0.4 million due to increased stock-based compensation and increased general and administrative headcount; and an increase in costs associated with being a public company of $0.2 million.

Interest Income

Interest income decreased by $3,000 to $26,000 for the three months ended September 30, 2021 from $29,000 for the three months ended September 30, 2020. The decrease was attributable to lower average cash and cash equivalent balances during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Dollar
	2021	2020	Change
Collaboration revenue	$14	$—	$14

Operating expenses:
Research and development	19,352	8,779	10,573
General and administrative	10,639	6,377	4,262
Total operating expenses	29,991	15,156	14,835
Loss from operations	(29,977)	(15,156)	(14,821)
Other income:
Interest income	81	50	31
Total other income	81	50	31
Net loss	$(29,896)	$(15,106)	$(14,790)

Collaboration Revenue

The increase in collaboration revenue was a result of revenue recognized under the LianBio License Agreement.

Research and Development Expenses

Research and development expenses increased by $10.6 million to $19.4 million for the nine months ended September 30, 2021 from $8.8 million for the nine months ended September 30, 2020.

The increase in research and development expenses for the nine months ended September 30, 2021 was primarily attributable to an increase in product development and manufacturing expenses of $5.1 million as we continue to increase our manufacturing capacity and produce our first product at our CMO; an increase in employee related costs of $2.5 million as we increased research and development headcount, including an increase of $0.3 million of stock-based compensation; an increase in consulting expenses of $1.6 million; an increase in clinical expenses of $0.2 million as we completed our separate characterization study to collect additional pharmacokinetic data, completed the final data analysis of our LANTERN clinical trial and prepare for the LYR_210 Phase 3 ENLIGHTEN clinical study and the LYR-220 Phase 2 BEACON clinical trial; and an increase in depreciation expense of $0.7 million as a result of our investment in manufacturing infrastructure.

General and Administrative Expenses

General and administrative expenses increased by $4.3 million to $10.6 million for the nine months ended September 30, 2021 from $6.4 million for the nine months ended September 30, 2020.

The increase in general and administrative expenses for the nine months ended September 30, 2021 was primarily attributable to an increase in professional and consulting expenses of $1.6 million; an increase in costs associated with being a public company of $1.6 million, in particular an increase in the cost of directors and officers insurance of $0.9 million; and an increase in employee related costs of $0.9 million, including an increase of $0.4 million of stock-based compensation.

Interest Income

Interest income increased by $31,000 to $81,000 for the nine months ended September 30, 2021 from $50,000 for the nine months ended September 30, 2020. The increase was attributable to higher average cash and cash equivalent balances for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through September 30, 2021 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $57.3 million from our IPO, $16.8 million from government contracts and $12.0 were gross proceeds from our license and collaboration agreement. The following table provides information regarding our total cash and cash equivalents at September 30, 2021 and December 31, 2020 (in thousands):

	As of	As of
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$58,131	$74,593

We currently have an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021, or the Form S-3, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of September 30, 2021, we have not sold any securities under the Form S-3.

On May 11, 2021, we entered into an Open Market Sales Agreement, or 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of September 30, 2021, we had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(14,523)	$(15,275)
Net cash used in investing activities	(2,302)	(674)
Net cash provided by financing activities	363	87,696
Net (decrease) increase in cash and cash equivalents	$(16,462)	$71,747

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $14.5 million for the nine months ended September 30, 2021 compared to $15.3 million for the nine months ended September 30, 2020. The decrease in cash used in operating activities of $0.8 million was primarily attributable to increases in cash provided by operating activities resulting from:

•	$12.0 million upfront payment under the LianBio License Agreement;
•	$0.8 million increase in stock-based compensation
•	$0.7 million increase in depreciation expense; and
•	$2.1 million increase in changes in the components of working capital.

The increase in cash provided by operating activities was offset by a $14.8 million increase in net loss.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2021 compared to $0.7 million for the nine months ended September 30, 2020. The increase in cash used in investing activities of $1.6 million was attributable to an increase in cash used for the purchase of property, equipment and CMO leasehold improvements, primarily for manufacturing our product candidates.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2021 compared to $87.7 million for the nine months ended September 30, 2020. The decrease in cash provided by financing activities of $87.3 million in the nine months ended September 30, 2021 was primarily attributable to the net proceeds from our IPO and the sale of our Series C redeemable convertible preferred stock in the nine months ended September 30, 2020.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting future clinical trials of LYR-210 and LYR-220;
•

the costs of manufacturing additional material for one or more pivotal Phase 3 clinical trials of LYR-210 and Phase 2 clinical trial of LYR-220 as well as potential future clinical studies we might conduct for our other product candidates;

•

the costs of scaling up our manufacturing process and supply chain capacity to provide sufficient quantities of LYR-210 and LYR-220 for the potential commercialization of LYR-210 and LYR-220 if our clinical development program is successful and we obtain marketing approval;

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $11.1 million and $6.3 million for the three months ended September 30, 2021 and 2020, respectively, and $29.9 million and $15.1 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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

•	initiate the Phase 2 BEACON clinical trial of LYR-220;
•	continue to discover and develop additional product candidates;
•	establish manufacturing and supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain marketing approval;
•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
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

We will require substantial funds to further develop, obtain approval for, and commercialize our product candidates, including LYR-210, for which we plan to commence one or more pivotal Phase 3 clinical trials. We will also require substantial funds to further develop, obtain approval for, and commercialize our other product candidate, LYR-220, which is in clinical development.

Based on our current operating plan, we believe that our current cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LYR-210 and LYR-220 is highly uncertain, we are unable to estimate the actual funds we will require for development, approval, and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We plan to commence one or more pivotal Phase 3 clinical trials for our most advanced product candidate, LYR-210. Additionally, our other product candidate, LYR-220, will begin a Phase 2 clinical trial prior to the end of 2021. It is impossible to predict when or if either of our product candidates will prove effective and safe in humans or if we will receive regulatory approval for any of our product candidates, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

Both of our current product candidates are in clinical development. Notwithstanding the data obtained to date with respect to LYR-210 and LYR-220 in CRS, LYR-210 and LYR-220 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from our product sales. In addition, if we encounter safety or efficacy problems, developmental delays or regulatory issues, delays caused by the COVID-19 pandemic, or other problems, our developmental plans and business could be significantly harmed. For example, our Phase 2 LANTERN clinical trial for LYR-210 failed to meet its primary endpoint which may delay our overall commercialization efforts.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic, including providing guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic, including providing guidance regarding the conduct of clinical trials. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are dependent on third parties to conduct our pre-clinical studies and clinical trials, including our planned and ongoing clinical trials for LYR-210, and we expect to rely on third parties to conduct future clinical trials and pre-clinical studies for our product candidates, including LYR-220. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs, and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators, and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs, and sales, marketing and distribution. As of September 30, 2021, we had 54 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Based on the number of shares of common stock outstanding as of September 30, 2021, our current executive officers, directors, and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 60.9% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management, and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In the quarter ended September 30, 2021, we did not repurchase any shares of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1	4.2	April 27, 2020	333-236962

10.1*	Transition Agreement between the Registrant and R. Don Elsey dated as of September 12, 2021.

10.2*	Employment Agreement between the Registrant and Jason Cavalier dated as of September 13, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: November 9, 2021	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial and Accounting Officer)