Form 10-K
period 2021-12-31
Lyra Therapeutics, Inc.
filed 2022-03-09
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of outstanding shares of common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was $53,322,524. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant and by persons who hold more than 10% of the Registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of March 1, 2022 was 13,009,896.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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
•

we will need significant additional funding in order to complete development of and obtain regulatory approval for our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts;

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

•	if we are unable to obtain, maintain, or adequately protect our intellectual property rights, we may not be able to compete effectively in our markets;
•

if we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other significant personnel, or experience increases in our compensation costs, our business may materially suffer; and

•	the global pandemic caused by COVID-19 has disrupted and may continue to adversely impact our business and operations, including our clinical trials.

PART I

Unless the context requires otherwise, we use the terms “Lyra,” “the Company,” “we,” “us,” “our” and similar designations in this Annual Report on Form 10-K to refer to Lyra Therapeutics, Inc. and its wholly-owned subsidiaries.

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

We have advanced LYR-210 as a potential preferred alternative to surgery through a Phase 2 randomized, controlled, patient blinded clinical trial, which we refer to as our Phase 2 LANTERN clinical trial, designed to evaluate the safety and efficacy in CRS patients both with and without nasal polyps who have failed previous medical management but have not undergone endoscopic sinus surgery, who we refer to as surgically-naïve CRS patients. The trial was designed to enroll 99 evaluable patients with the potential to increase to up to 150 patients and was initiated in May 2019 at sites in Australia, Austria, Czech Republic, New Zealand, and Poland. In December 2019, the FDA authorized our investigational new drug application, or IND, and, prior to the COVID-19 pandemic, we planned to enroll patients in the United States. However, in light of developments relating to the COVID-19 pandemic, we discontinued enrollment at 67 patients in our Phase 2 LANTERN clinical trial and did not enroll any patients in the United States.

On December 7, 2020, we reported positive top-line results from our Phase 2 LANTERN clinical trial, including that the 7,500 µg dose of LYR-210 achieved statistically significant improvement in the composite four cardinal symptoms score, or 4CSS, in favor of the treatment arm as measured by the change from baseline at weeks 16, 20, and 24. The four cardinal symptoms of CRS are nasal obstruction and congestion, facial pain and pressure, nasal discharge, and olfactory loss (loss of sense of smell). However, although a strong treatment effect was observed at week 4, LYR-210 did not achieve the primary endpoint of change from baseline in 4CSS at week 4 at either the 7,500 µg dose or 2,500 µg dose relative to the control group. We believe this was due primarily to the discontinuation of enrollment related to the COVID-19 pandemic. As a result of the decrease in the number of patients enrolled from planned (99 evaluable) to actually enrolled (67), a greater magnitude of change from baseline in 4CSS at week 4 and/or a smaller standard deviation associated with the change from baseline was required in order to achieve statistical significance for the primary endpoint at week 4. In addition, we observed that patients generally experienced significant and rapid, clinically meaningful and durable improvement in SinoNasal Outcome Test scores, or SNOT-22 scores, an established patient symptom severity scale. In particular, the improvement in SNOT-22 score of the 7,500 µg dose of LYR-210 at week 24 over the control group (-19.0) was over two times the minimal clinically important difference of -8.9. Significant results were observed at week 24 in other endpoints including rescue medication use and ethmoid opacification for the 7,500 µg dose. LYR-210 was observed to be safe and well-tolerated at all doses in the trial, and no treatment-related serious adverse events were reported. The LANTERN Phase 2 manuscript won the Clinical Science Maurice Cottle Award at the 67th Annual Meeting of the American Rhinologic Society (ARS) held in October 2021. For more information on the top-line results from our Phase 2 LANTERN clinical trial, see “—LYR-210 for the Treatment of CRS—Overview of Clinical Development—Phase 2.”

In addition, we initiated a separate characterization study in the United States to collect certain pharmacokinetic, or PK, data. The PK study was a 56-day open label, multi-center, U.S. study of the PK and safety of LYR-210 in adult subjects with chronic rhinosinusitis. The primary objective of the study was to establish the PK profile of LYR-210. The study enrolled 24 patients, half of whom received LYR-210 2,500 µg and the other half received LYR-210 7,500 µg. The study indicated that both doses were safe and well tolerated, with the mean maximum plasma concentration, or Cmax, observed with the 7,500 µg dose well below the Cmax established for FDA-approved formulations of mometasone furoate, or MF. MF blood plasma levels observed during the PK study support LYR-210’s ability to deliver consistent and steady dosing over the entire treatment period. The PK study was selected as the top clinical abstract at the 67th Annual Meeting of the American Rhinologic Society (ARS) held in October 2021.

In an open-label, multi-center Phase 1 clinical trial, we placed 40 LYR-210 matrices bilaterally in 20 patients at sites in New Zealand and Australia. LYR-210 met its primary safety endpoint in the Phase 1 trial, and we observed significant and rapid, clinically meaningful and durable improvement through week 25 in SNOT-22 scores. At week 24, improvement versus baseline was observed in 90% of patients in this Phase 1 trial, with similar activity observed across both polyp and non-polyp patients. Secondary findings from our Phase 1 clinical trial showed that LYR-210 demonstrated significant reduction of sinonasal Type 2 inflammation in surgically-naïve patients with CRS. We believe the reduction of Type 2 inflammation suggests a correlation with rhinologic symptom improvement in CRS and we believe the reduction could be a potential measure of LYR-210’s local anti-inflammatory effects at the site of inflammation in the sinonasal passages.

In June 2021, we had an End of Phase 2 meeting with the FDA where we discussed key elements of the Phase 3 program and gained alignment on our clinical development plan and trial endpoints going forward. We submitted our Phase 3 protocol to the FDA and continue to communicate with the FDA throughout the clinical development process as appropriate.

Given the robust results seen for LYR-210 in the previous clinical trials, we have initiated the Phase 3 ENLIGHTEN program, consisting of two pivotal trials – ENLIGHTEN I and ENLIGHTEN II. ENLIGHTEN I is a 52-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 180 surgery-naïve CRS patients without nasal polyps or with polyps confined to the middle meatus and have failed prior medical management. The trial consists of three stages – a 2- to 4-week screening and run-in stage, a 24-week treatment stage followed by a 28-week safety extension stage. In the treatment stage, patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure. At the end of the treatment stage, patients in the control group receive crossover LYR-210 treatment while patients in the LYR-210 group are re-randomized 1:1 to either receive a crossover sham-procedure or a repeat treatment with LYR-210 (7,500 µg). The ENLIGHTEN I trial was initiated in January 2022.

ENLIGHTEN II is a 24-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 216 surgery-naïve CRS patients without nasal polyps or with polyps confined to the middle meatus and have failed prior medical management. The trial consists of two stages – a 2- to 4-week screening and run-in stage and a 24-week treatment stage. Patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure.  ENLIGHTEN II is expected to be initiated in the first half of 2022.

The primary endpoint of both ENLIGHTEN I and ENLIGHTEN II is the change from baseline, or CFBL, at week 24 in the composite score of three cardinal symptoms, namely nasal congestion, facial pain/pressure, and nasal discharge, or 3CS. Secondary endpoints include CFBL in individual cardinal symptoms at week 24, CFBL in CT sinus opacification score at week 24, CFBL in SNOT-22 at week 24, and rescue treatment use through week 24.

We are developing our second pipeline product candidate, LYR-220, for use in CRS patients who continue to require treatment to manage CRS symptoms despite having had sinus surgery. LYR-220 is also designed to utilize MF, but will employ a larger matrix designed for patients whose nasal cavity is enlarged due to sinus surgery. LYR-220 is designed as a potential preferred alternative to revision sinus surgery and post-surgical medical management. In November 2021, we initiated the Phase 2 BEACON clinical trial for LYR-220. The BEACON clinical trial will include sites in Australia and the U.S. and is a controlled, randomized, parallel-group study to evaluate safety, tolerability, pharmacokinetics, and efficacy comparing two designs of LYR-220 to control over a 24-week period in approximately 70 symptomatic adult CRS subjects who have had a prior bilateral sinus surgery. The trial consists of two stages – stage 1 is designed to assess the feasibility of placement and procedural refinements in approximately 10 patients who will receive one of two designs of LYR-220; in stage 2, approximately 60 patients will be randomized 1:1:1 to receive either one of two designs of LYR-220 or sham procedure. The primary endpoint of the trial is incidence of product-related unexpected serious adverse events. Other safety endpoints include incidence of serious and non-serious adverse events, new or worsening of abnormal clinically significant findings in lab values, ophthalmology exams, and nasal endoscopies. Efficacy endpoints include change from baseline in the composite score of 3CS, SNOT-22 and other CRS symptoms, CFBL in ethmoid opacification by CT, and use of rescue treatments.

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

CRS is grouped into two phenotypes for regulatory purposes: CRS without nasal polyps and CRS with nasal polyps. The non-polyp form of CRS represents approximately 70%-to-90% of CRS patients. Currently there are no approved treatments for CRS patients without polyps.

Current Treatments and Their Limitations

The goals of therapy for CRS are to reduce mucosal swelling resulting from underlying inflammation, promote sinus drainage, and eradicate infections that may be present. The treatment of CRS is progressive in nature and typically begins with medical management, primarily with topical intranasal steroids and oral steroids. Topical intranasal steroids typically do not reach the epicenter of the disease deep in the sinuses, have fast clearance and poor compliance. The systemic complications of oral steroids limit their use. If this treatment is unsuccessful, an ENT physician may perform a sinus surgery. Sinus surgery is costly, does not address the underlying inflammation, and is invasive with significant post-operative pain.

Currently, there are no FDA-approved drug therapies for CRS for non-polyp patients, although some drugs approved for nasal polyps are used off-label in this population.

Our Solution for CRS

LYR-210 is an anti-inflammatory implantable drug matrix based on our XTreo platform that is designed to consistently and locally elute MF to the inflamed mucosal tissue for up to six months in surgically-naïve CRS patients who fail medical management. MF, the active ingredient in various FDA-approved drugs, has a well-established efficacy and safety profile, which we believe will support the development process for LYR-210. LYR-210 is designed to enable sustained drug delivery at difficult-to-access nasal inflammation sites without the need for patient compliance, while avoiding the systemic side effects associated with oral steroids. LYR-210 is designed to be administered in a brief, non-invasive, in-office procedure by an ENT physician under endoscopic visualization via a single-use applicator. We are developing our second pipeline product candidate, LYR-220, for use in CRS patients who continue to require treatment to manage CRS symptoms despite having had sinus surgery. LYR-220 is also designed to utilize MF, but will employ a larger matrix designed for patients whose nasal cavity is enlarged due to sinus surgery. LYR-220 is designed as a potential preferred alternative to revision sinus surgery and post-surgical medical management.

We believe that the key potential benefits of our current investigational product portfolio, LYR-210 and LYR-220, include:

•

Clinical Activity: We believe LYR-210 and LYR-220 have the potential to significantly improve symptoms by maintaining a steady, high dose of MF at the site of inflammation for up to six months with a single administration.

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

•	Patient Applicability: LYR-210 and LYR-220 are designed to treat the entire spectrum of CRS patients who have failed medical management, including pre- and post-surgical patients.
•

Pharmacoeconomic Impact: LYR-210 and LYR-220 are designed as an alternative to surgery (initial or revision), and as such have the potential to provide significant savings to the healthcare industry by reducing the number and frequency of expensive surgical and biologic treatment options.

We believe LYR-210 and LYR-220, if approved, would be the only products able to deliver up to six months of continuous topical treatment in a single administration to treat the broad spectrum of CRS patients who fail medical management, including pre- and post-surgery patients.

Intellectual Property and Barriers to Entry

We own all the material intellectual property rights related to our platform and product candidate portfolio. As of December 31, 2021, our product and product candidate portfolio is protected by issued and pending patents in the U.S. and major foreign countries with claims directed to devices, systems, and method of use, which, exclusive of possible patent term adjustments or extensions or other forms of exclusivity, are projected to expire between 2030 and 2037.

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

Our Pipeline

The current status of our product candidates is summarized below.

Our Strategy

Our mission is to transform the ENT treatment paradigm by utilizing our proprietary drug delivery platform, XTreo, to develop safe and effective therapies for the treatment of debilitating diseases treatable with ENT delivery. We intend to achieve this through the following strategies:

•

Complete the development and secure FDA approval of LYR-210 for the treatment of CRS. We believe LYR-210, if approved, is well positioned in the CRS treatment paradigm to provide a preferred alternative to surgery. LYR-210, which has advanced through our randomized, sham procedure-controlled, patient-blinded Phase 2 LANTERN clinical trial, utilizes MF, the active ingredient in various FDA-approved drugs. In January 2022, we initiated the Phase 3 ENLIGHTEN clinical program for LYR-210 and ultimately intend to seek marketing approval through a 505(b)(2) NDA submitted to the FDA.

•

Advance our second product candidate, LYR-220, through clinical development to provide a comprehensive solution for CRS patients who have failed medical management and surgery. We are developing a larger version of LYR-210 designed for use in the enlarged nasal cavity of CRS patients who have had sinus surgery. We believe LYR-220, if successfully developed and approved, is well positioned to provide a preferred alternative to revision surgery and post-surgical medical management. In November 2021, we initiated the Phase 2 BEACON clinical trial for LYR-220.

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

•

Seek strategic collaborative relationships. We intend to develop our product candidates on our own in the U.S. and retain all U.S. rights, but may seek strategic collaborations ex-U.S., similar to our License and Collaboration Agreement with LianBio Inflammatory Limited, or the LianBio License Agreement., to facilitate the capital-efficient development of our product candidates.

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

Figure 1. XTreo Proprietary Platform.

XTreo, our drug-eluting bioresorbable technology platform is comprised of three polymeric components, which are designed to work together to enable highly efficient, localized drug delivery (see Figure 1, above). This proprietary technology platform is designed to enable sustained delivery of medications for many months of therapy, targeting tissues deep in the ENT passages and potentially other diseased tissues that are not accessible with conventional therapeutic approaches. The components of our platform include:

•

Biocompatible Mesh Scaffold—our biocompatible mesh scaffold is intended to provide the foundation for efficient drug delivery. We have designed the mesh scaffold to optimize surface area for drug release while maintaining underlying tissue function through an open-cell design. The mesh scaffold is comprised of bioresorbable polymers and is pliable to maximize patient comfort.

•

Engineered Elastomeric Matrix—over the last decade we have developed a highly sophisticated and proprietary engineered elastomeric matrix which has advanced physical properties to dynamically conform to nasal anatomy. Its adaptive elastic tension, which gives it shape-memory to resist deformation, is key to ensuring persistent positioning in the target location. The matrix works in conjunction with the underlying mesh to exert outward retention force, keeping it in place as tissue remodels.

•

Versatile Polymer-Drug Complex—we have extensive drug-delivery know-how which has enabled us to design a versatile polymer-drug complex that can accommodate most small molecule drugs and achieve tunable elution profiles. We believe our versatile polymer-drug complex is potentially amenable to continuous, prolonged drug release across a wide range of drugs for different therapeutic applications. With proprietary bioresorbable polymer-drug formulations, we believe our platform can be used to customize controlled-release drugs for various chronic diseases treatable with ENT delivery and improve the efficacy of therapeutic properties of existing active pharmaceutical ingredients, or APIs, through more prolonged delivery.

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

Chronic Rhinosinusitis and the Treatment Landscape

Sinuses are air-filled pockets within the bones of the face and skull. The four types of sinuses are frontal, ethmoid, sphenoid, and maxillary (see Figure 2, below). One of each type of sinus lies on either side of the face.

Figure 2. Illustration of Nasal Sinuses.

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

CRS is grouped into two phenotypes for regulatory purposes: CRS without nasal polyps and CRS with nasal polyps. The non-polyp form of CRS represents approximately 70%-to-90% of CRS patients. Currently, there are no approved treatments for CRS without polyps, creating a vast untapped market opportunity for a more effective treatment solution.

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

Intranasal steroid sprays, oral steroids, and antibiotics each have significant limitations:

•

While intranasal steroid sprays avoid systemic exposure and thus lack such serious side effects, penetration of the spray beyond the nasal cavities into the paranasal sinuses—the site of inflammation—is limited, particularly in pre-operative patients, despite requiring multiple, inconvenient administrations per day. In a published study, a large fraction of the spray was deposited in the anterior nasal cavity without any significant penetration into the paranasal sinuses. Additionally, intranasal spray efficacy is also limited due to fast clearance rates, as it has been demonstrated that mucocilliary action removes approximately 50% of the spray from the nasal cavity within 10 to 15 minutes of dosing. Poor patient compliance further limits the effectiveness of intranasal steroid sprays. While a recently launched intranasal exhalation delivery product has been developed to enhance the delivery of steroid to areas of inflammation within the sinus, the product is still subject to the limitations resulting from fast clearance and poor patient compliance.

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

Sinus Surgery

The primary alternative after medical management is FESS, an invasive surgery during which a physician enlarges the inflamed and obstructed sinus pathways by removing inflamed tissue and bone in order to facilitate normal sinus drainage and aeration as well as provide greater access for delivery of steroids. First introduced in the United States in the 1980s, FESS is considered the standard of care for surgical intervention to treat CRS. However, while approximately 400,000 FESS procedures are performed each year, many CRS patients that have failed medical management opt not to have surgery given that it does not correct the underlying inflammation or obviate the need for medical management. Approximately 65% of patients have recurrent symptoms post-FESS and up to 20% require a revision surgery.

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

•

Additional FESS procedures may be needed. Approximately 65% of patients have recurring symptoms post-FESS, and approximately 20% of patients will require a revision of sinus surgery within five years, 43% of whom will be within the first post-operative year. This is because sinus surgery does not cure the underlying cause of the inflammation of the sinus pathways, which can cause repeat flare ups. We believe the risk of potential revision surgery is a significant deterrent to some patients that would otherwise undergo sinus surgery.

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

Drug Eluting Stents and Monoclonal Antibodies

For patients with nasal polyps who remain symptomatic following surgery, who we refer to as refractory patients, certain non-surgical options are available. A steroid-eluting stent which may deliver MF for 2-3 months was approved to treat adult patients with nasal polyps. In addition, three subcutaneously-administered monoclonal antibodies, or mAbs, were recently approved as add-on maintenance therapy for uncontrolled disease in adults with nasal polyps.

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

Figure 3. Illustration of Placement of LYR-210 in Middle Meatus.

LYR-210 is an investigational local drug delivery system designed to fit within, and conform to, the confined space of a surgically-naïve patient’s middle meatus, an air-containing space that plays a fundamental role in drainage of the paranasal sinuses (see Figure 3, above). LYR-210 consists of MF, the active ingredient in various FDA-approved drugs, embedded in biocompatible polymers to aid in the controlled and sustained delivery of MF to the sinonasal mucosal tissue from a single drug administration. LYR-210 has a tubular braid configuration with a uniform diamond pattern throughout and is 13 mm in diameter and 10 mm in length in the unconstrained state. It has elastic properties to promote patient comfort and is designed to be self-retaining against the mucosal tissue to allow effective drug transfer.

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

Overview of Our Clinical Development for LYR-210

The table below summarizes our completed, initiated and planned clinical trials for LYR-210 for CRS in patients who have failed medical management and have not undergone endoscopic sinus surgery.

Trial	Status	Trial Design	Trial Objectives	Trial Results
Phase 1	Completed

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

Trial	Status	Trial Design	Trial Objectives	Trial Results
Phase 2 (LANTERN)	Completed

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

PK Characterization Study	Completed	•Up to 24 patients in the United States with bilateral 2,500 µg or 7,500 µg dose	•Certain additional pharmacokinetic timepoints, safety, SNOT-22

•LYR-210 delivered a constant daily dose of MF over 56 days without a drug burst

•Steady state plasma concentrations were 41.2 pg/mL and 12.2 pg/mL in the 7,500 µg and 2,500 µg dose groups respectively

•Clinically relevant improvement in SNOT-22 observed within 2 weeks

•LYR-210 safe and well tolerated with no serious adverse events

Phase 3 (ENLIGHTEN I)	Initiated January 2022

•Randomized, blinded, sham-controlled, dose-ranging, parallel-group clinical trial

•52-week trial duration: 24-week treatment period, followed by a safety extension period involving crossover treatment for control patients and 1:1 re-randomization to control or repeat treatment for LYR-210 patients

•Approximately 180 adult CRS patients who have failed prior medical management and 2:1 randomization (bilateral LYR-210 7,500 µg): sham procedure

•Up to 60 sites worldwide

•Primary endpoint: Change in composite score of 7-day average of 3 cardinal symptoms from baseline at week 24

•Secondary objectives: Change from baseline in individual cardinal symptoms at week 24, CFBL in CT sinus opacification score at week 24, CFBL in SNOT-22 at week 24, rescue treatment use through week 24

•Recruiting

Phase 3 (ENLIGHTEN II)	Planned

•Randomized, blinded, sham-controlled, dose-ranging, parallel-group clinical trial

•24-week treatment duration

•Approximately 216 adult CRS patients who have failed prior medical management 2:1 randomization (bilateral LYR-210 (7,500 µg)): sham procedure

•Up to 80 sites worldwide

•Primary endpoint: Change in composite score of 7-day average of 3 cardinal symptoms from baseline at week 24

•Secondary objectives: Change from baseline in individual cardinal symptoms at week 24, CFBL in CT sinus opacification score at week 24, CFBL in SNOT-22 at week 24, rescue treatment use through week 24

•Not yet recruiting

Phase 3

The LYR-210 Phase 3 program consists of two pivotal trials – ENLIGHTEN I and ENLIGHTEN II. ENLIGHTEN I is a 52-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 180 surgery-naïve CRS patients without nasal polyps or with polyps confined to the middle meatus and have failed prior medical management. The trial consists of three stages – a 2- to 4-week screening and run-in stage, a 24-week treatment stage followed by a 28-week safety extension stage. In the treatment stage, patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure.  At the end of the treatment stage, patients in the control group receive crossover LYR-210 treatment while patients in the LYR-210 group are re-randomized 1:1 to either receive a crossover sham-procedure or a repeat treatment with LYR-210 (7,500 µg). The ENLIGHTEN I trial was initiated in January 2022.

ENLIGHTEN II is a 24-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 216 surgery-naïve CRS patients without nasal polyps or with polyps confined to the middle meatus and have failed prior medical management. The trial consists of two stages – a 2- to 4-week screening and run-in stage and a 24-week treatment stage. Patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure.  ENLIGHTEN II is expected to be initiated in the first half of 2022.

The primary endpoint of both ENLIGHTEN I and ENLIGHTEN II is CFBL at week 24 in the 3CS score. Secondary endpoints include CFBL in individual cardinal symptoms at week 24, CFBL in CT sinus opacification score at week 24, CFBL in SNOT-22 at week 24, rescue treatment use through week 24.

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

Figure 4. Design of Phase 2 LANTERN Clinical Trial for LYR-210.

The trial consisted of three arms with a 1:1:1 randomization: (1) an experimental arm with bilateral placement of 2,500 µg of LYR-210, with 23 patients; (2) an experimental arm with bilateral placement of 7,500 µg of LYR-210, with 21 patients; and (3) a control arm with a bilateral sham procedure only, with 23 patients (see Figure 4, above). In addition, subjects were supplied with saline for daily nasal irrigation treatment during the course of the treatment period and were permitted to use rescue medication if deemed medically necessary by their physician.

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

On December 7, 2020, we reported positive top-line results from our Phase 2 LANTERN clinical trial. In our readout of top-line results, we reported that, at the 7,500 µg dose, LYR-210 achieved statistically significant improvement in 4CSS in favor of the treatment arm as measured by the change from baseline at week 16 (-1.47) (p=0.021), week 20 (-1.61) (p=0.012), and week 24 (-1.64) (p=0.016) (see Figure 5, below). However, although a strong treatment effect was observed at week 4, LYR-210 did not achieve the primary endpoint of change from baseline in 4CSS at week 4 at either the 7,500 µg dose (-0.36) (p=0.306) or 2,500 µg dose (0.04) (p=0.525). We believe this was due primarily to the discontinuation of enrollment related to the COVID-19 pandemic. As a result of the decrease in the number of patients enrolled from planned (99 evaluable) to actually enrolled (67), a greater magnitude of change from baseline in 4CSS at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 was required in order to achieve statistical significance for the primary endpoint.

Figure 5. Total Symptom Improvement by 4CSS for Phase 2 LANTERN Clinical Trial.

Furthermore, the 7,500 µg dose of LYR-210 achieved statistically significant improvement in SNOT-22 score in favor of the treatment arm as measured by the change from baseline at week 8 (-12.2) (p=0.039), week 16 (-15.0) (p=0.008), week 20 (-18.4) (p=0.001), and week 24 (-19.0) (p=0.001) (see Figure 6, below). In particular, the improvement of the 7,500 µg dose of LYR-210 at week 24 over the control group (-19.0) was over two times the minimal clinically important difference of -8.9.

Figure 6. Total Symptom Improvement by SNOT-22 for Phase 2 LANTERN Clinical Trial.

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

After 24 weeks, LYR-210 drug matrices were removed, and patients then underwent a 24-week post-treatment follow-up. The main objective of the post-treatment period was to assess long-term safety post-removal. LYR-210 continued to show strong safety through 24 weeks post-treatment with no increased incidence of treatment-related AEs. Approximately 50% of patients experienced a durable response post-removal of LYR-210 (7,500μg), with no worsening of 4CS scores from the Week 24 baseline, compared to approximately 90% of control patients who either experienced a worsening of 4CS scores from the Week 24 baseline or required a rescue treatment.

In addition, because of developments relating to the COVID-19 pandemic, we discontinued enrollment at 67 patients in our Phase 2 LANTERN clinical trial and did not enroll any patients in the United States as planned. The LANTERN Phase 2 manuscript won the Clinical Science Maurice Cottle Award at the 67th Annual Meeting of the American Rhinologic Society (ARS) held in October 2021.

Pharmacokinetic characterization study

The PK study was a 56-day open label, multi-center, U.S. study of the PK and safety of LYR-210 in adult subjects with chronic rhinosinusitis. The primary objective of the study was to establish the PK profile of LYR-210 (see Figure 7, below). The study enrolled 24 patients, half of whom received LYR-210 2,500 µg and the other half received LYR-210 7,500 µg. The study indicated that both doses were safe and well tolerated, with the mean maximum plasma concentration, or Cmax, observed with the 7,500 µg dose well below the Cmax established for FDA-approved formulations of mometasone furoate, or MF. MF blood plasma levels observed during the PK study support LYR-210’s ability to deliver consistent and steady dosing over the entire treatment period. The PK study was selected as the top clinical abstract at the 67th Annual Meeting of the American Rhinologic Society (ARS) held in October 2021.

Figure 7. Plasma MF Concentration for Pharmacokinetic Characterization Study.

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

Significant reduction in SNOT-22 scores was observed at week 1 and this reduction persisted through week 25, the end of the trial.

Similar efficacy was observed in both polyp and non-polyp patients.

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

No product is currently approved by the FDA to treat post-surgery CRS patients that do not have polyps, representing the vast majority of such CRS patients. A three-month steroid-eluting sinus implant was approved by the FDA to treat CRS in adults with nasal polyps and three subcutaneously-administered mAbs were recently approved as add-on maintenance therapy for uncontrolled disease in adults with nasal polyps. We believe LYR-220 is meaningfully differentiated from currently approved products because, if successfully developed and approved, it would be the only product able to deliver up to six months of topical treatment in a single administration to treat both polyp and non-polyp post-surgery CRS patients who fail medical management. Further, with respect to the mAbs, LYR-220 is differentiated because it would provide localized delivery so as to avoid systemic side effects with the added benefit of being a significantly more economical treatment alternative.

In November 2021, we initiated the Phase 2 BEACON clinical trial for LYR-220 which is a controlled, randomized, parallel-group study to evaluate safety, tolerability, pharmacokinetics, and efficacy comparing two designs of LYR-220 to control over a 24-week period in approximately 70 symptomatic adult CRS subjects who have had a prior bilateral sinus surgery. The trial consists of two stages – stage 1 is designed to assess the feasibility of placement and procedural refinements in approximately 10 patients who will receive one of two designs of LYR-220; in stage 2, approximately 60 patients will be randomized 1:1:1 to receive either one of two designs of LYR-220 or sham procedure. The primary endpoint of the trial is incidence of product-related unexpected serious adverse events. Other safety endpoints include incidence of serious and non-serious adverse events, new or worsening of abnormal clinically significant findings in lab values, ophthalmology exams, and nasal endoscopies. Efficacy endpoints include change from baseline in 3CS, SNOT-22 and other CRS symptoms, CFBL in ethmoid opacification by CT, and use of rescue treatments.

Early Stage and Future Product Candidates

Our XTreo platform provides a versatile drug development engine that enables us to focus on indications where long-term delivery of existing treatments may provide improved local bioavailability and enhanced efficacy or safety. In addition to CRS, LYR-210 may have the potential to address the significant unmet need for conditions where local long-term delivery can provide a clinical advantage.

Post-Approval Commercialization Strategy

If LYR-210 and LYR-220 are successfully developed and approved, we intend to engage in targeted outreach to our key physician, payor, and patient audiences. ENT physicians are the primary treaters of CRS patients who have failed medical management and thus represent our target physician base. Given the requirement for endoscopic placement of our products, we plan to build a targeted in-house sales force that will target ENT physicians who perform 80% of the CRS procedural volume. Given that LYR-210 and LYR-220 can be administered in a brief, simple procedure requiring no additional equipment, we anticipate that our sales representatives’ time will primarily be directed at educating the ENT physicians around product attributes and patient selection. We plan to supplement our direct physician outreach with appropriate medical education and marketing efforts to further penetrate our physician base and drive adoption of our products.

Ensuring physician and patient market access to our products will be critical to our success, and we plan to execute a holistic reimbursement strategy, consisting of a reimbursement support hub and field-based reimbursement experts, that will integrate payor coverage and physician practice management initiatives. We believe that the primary decision makers from a payor perspective are private payors, which represent approximately 80% of the payor mix for our products. We intend to deploy a market access team to educate payors on the clinical and pharmacoeconomic attributes of our products and to seek to secure favorable coverage policies and to maximize the covered lives that have reimbursement for our products. To maximize access to LYR-210 and LYR-220, we plan to develop a reimbursement support model which aims to reduce physician financial risk associated with physician-administered products.

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

In addition, we may also consider entering into additional collaborative relationships with established entities outside the U.S. for a potentially faster path to bringing our products to market.

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

Sanofi/Regeneron and Optinose are also currently seeking to expand indications of existing products to include treatments of CRS in patients without nasal polyps. If these indications are approved by the FDA, they could represent competition for non-polyp patients.

Manufacturing and Supply

We currently manufacture our drug delivery products at our facility in Watertown, Massachusetts with components supplied by external suppliers. This facility enables us to produce clinical trial material for early to mid-stage studies. We perform inspections of these components before use in our manufacturing operations. Using these components, we manufacture, assemble, inspect, and package our implants, and send them to a third-party sterilization vendor. After sterilization, we inspect the product and test via third-party laboratories to determine compliance with our specifications. Upon release of the lot to inventory, the product is labeled and distributed via a third-party vendor to clinical sites.

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

We are currently improving our manufacturing capabilities and increasing capacity to support larger scale clinical studies and commercialization. We have completed technology transfer to a contract manufacturing organization, or CMO, and are currently working with the CMO to scale-up its manufacturing capacity to support our late-stage clinical trials and support commercial product requirements, if any of our product candidates receive regulatory approval. The CMO has the appropriate quality systems and infrastructure required to support clinical trials and commercial manufacture of our product candidates. We plan to continue to use an outsourcing model for our operations for the foreseeable future.

Intellectual Property

We actively seek to protect the intellectual property and proprietary technology platform that we believe is important to our business, which includes seeking and maintaining patents covering our technology platform and products, and any other inventions that are commercially or strategically important to the development of our business. We also rely upon trademarks to build and maintain the integrity of our brand, and we seek to protect the confidentiality of trade secrets that may be important to the development of our business. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Patents and Patent Applications

As of December 31, 2021, we own 24 issued U.S. patents, 13 foreign issued patents, two PCT pending applications, 11 U.S. pending applications, and 23 foreign pending applications, out of which 17 issued U.S. patents, 13 foreign issued patents, 11 U.S. pending applications, and 23 foreign pending applications are directed to our XTreo platform, LYR-210, and LYR-220.

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

Trademarks and Trade Secrets

As of December 31, 2021, our trademark portfolio contained eight foreign trademark registrations and one pending U.S. trademark application.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Employees

As of December 31, 2021, we had 53 full-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. Employee turnover has not had a material impact on our operations. We consider our relationship with our employees to be good.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $43.5 million and $22.1 million for the fiscal years ended December 31, 2021 and December 31, 2020, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

In addition, we expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through pre-clinical and clinical development, expand our research and development activities, develop new product candidates, complete pre-clinical studies and clinical trials, seek regulatory approval, and, if we receive FDA approval, commercialize our products. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as non-clinical or pre-clinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with ENT disease treatment product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•	continue the two pivotal Phase 3 ENLIGHTEN clinical trials of our most advanced product candidate, LYR-210;
•	continue the Phase 2 BEACON clinical trial of LYR-220;
•	continue to discover and develop additional product candidates;
•	establish manufacturing and supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain marketing approval;
•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
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

We will require substantial funds to further develop, obtain approval for, and commercialize our product candidates, including LYR-210, for which we have initiated one pivotal Phase 3 clinical trial and plan to commence a second. We will also require substantial funds to further develop, obtain approval for, and commercialize our other product candidate, LYR-220, which is in a Phase 2 clinical trial.

Based on our current operating plan, we believe that our current cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LYR-210 and LYR-220 is highly uncertain, we are unable to estimate the actual funds we will require for development, approval, and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We are a therapeutics company focused on the development and commercialization of novel integrated drug and drug delivery solutions for the localized treatment of patients with ENT diseases. Our product candidates are in clinical development, and favorable results in early-stage clinical trials may not be predictive of success in later clinical trials and may not lead to commercially viable products for any of several reasons. For example, our product candidates may fail to be safe and effective in current or future clinical trials or pre-clinical studies, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. Our product candidates will require significant additional development, clinical trials, regulatory authorizations, and additional investment by us before they can be commercialized.

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

We advanced LYR-210 through our Phase 2 randomized, controlled, patient blinded LANTERN clinical trial, evaluating the safety and efficacy in surgically-naïve CRS patients who have failed previous medical management. The trial was designed to enroll 99 evaluable patients with the potential to increase to up to 150 patients and was initiated in May 2019 at sites in Australia, Austria, Czech Republic, New Zealand, and Poland. In December 2019, the FDA authorized our investigational new drug application, and, prior to the COVID-19 pandemic, we planned to enroll patients in the United States. However, in light of developments relating to the COVID-19 pandemic, as described below, we discontinued enrollment at 67 patients in our Phase 2 LANTERN clinical trial and did not enroll any patients in the United States.

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

Moreover, while we leveraged remote electronic data collection to enable us to complete the clinical assessments and generate sufficient information in our Phase 2 LANTERN clinical trial to commence designing our Phase 3 clinical trial, there can be no assurance that the COVID-19 pandemic or other delays or disruptions will not hinder our electronic data collection or our ability to collect data or measurements requiring sinus imaging to assess reduction in inflammation and phlebotomy to assess pharmacokinetics/pharmacodynamics. For example, we were unable to enroll patients in our Phase 2 LANTERN clinical trial in the United States from whom we intended to collect certain additional pharmacokinetic data due to the COVID-19 pandemic, and as a result, we initiated a separate characterization study in September 2020, as a follow-on to our Phase 2 LANTERN clinical trial, in order to collect such data. The characterization study was a 56-day open label, multi-center, U.S. study of the PK and safety of LYR-210 in adult subjects with chronic rhinosinusitis. The primary objective of the study was to establish the PK profile of LYR-210. The study enrolled 24 patients, half of whom received LYR-210 2,500 µg and the other half received LYR-210 7,500 µg. The study indicated that both doses were safe and well tolerated, with the mean maximum plasma concentration, or Cmax, observed with the 7,500 µg dose well below the Cmax established for FDA-approved formulations of mometasone furoate, or MF. MF blood plasma levels observed during the PK study support LYR-210’s ability to deliver consistent and steady dosing over the entire treatment period. There can be no assurance that any future trial we may conduct will not be affected or further affected by the COVID-19 pandemic or other delays and disruptions.

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

We have entered into the LianBio License Agreement on May 31, 2021. The LianBio License Agreement grants an exclusive license to develop and commercialize the Company’s product candidate LYR-210, an anti-inflammatory, intra-nasal drug matrix designed to treat chronic rhinosinusitis Disease in Greater China (mainland China, Hong Kong, Macau, and Taiwan), Singapore, South Korea, and Thailand, or the Territory. Furthermore, under the LianBio License Agreement, LianBio has the first right to obtain a license to develop and commercialize Lyra’s product candidate LYR-220, an anti-inflammatory, intra-nasal, drug matrix in development for the treatment of chronic rhinosinusitis patients who have undergone a prior sinus surgery but continue to have persistent disease in the Territory. We also may in the future enter into license and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

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

In connection with our license and strategic agreements, we may agree to and be bound by negative covenants which may limit our development and commercial opportunities. For example, pursuant to the LianBio License Agreement, we made certain covenants to not commercialize a competing product anywhere in the Territory, nor collaborate with, enable, or otherwise authorize, license, or grant any right to any third party to commercialize a competing product anywhere in the Territory, subject to certain carve-outs. We also made certain covenants to grant an exclusive option to LianBio for the development and commercialization of our product candidate, LYR-220, in the Territory. These provisions may inhibit our development efforts, prevent us from forming strategic collaborations to develop and potentially commercialize any other product candidates and may materially harm our business, financial condition, results of operations and prospects.

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

We have initiated one pivotal Phase 3 clinical trial for our most advanced product candidate, LYR-210, and plan to commence a second. Additionally, our other product candidate, LYR-220, commenced its Phase 2 BEACON clinical trial in November 2021. It is impossible to predict when or if either of our product candidates will prove effective and safe in humans or if we will receive regulatory approval for any of our product candidates, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

We have conducted and are conducting clinical trials for LYR-210 outside the United States, specifically in Australia, Austria, Czech Republic, New Zealand, and Poland, and we may in the future choose to conduct other clinical trials outside the United States for LYR-210, LYR-220, or any of our other future product candidates. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP, including review and approval by an IEC and receipt of informed consent from subjects. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for which we intend to seek approval for the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials of our product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

Our computer systems, as well as those of our CROs and other contractors, vendors, suppliers, and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war (including the developing conflict between Russia and Ukraine), and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs and our business. For example, the loss of pre-clinical studies or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential, or proprietary information, we could incur liability and the further development of LYR-210, LYR-220, or any other product candidate could be delayed.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, and advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, the EMA, and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP, requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. In addition, the sponsor of an approved NDA is subject to periodic inspections and other FDA monitoring and reporting obligations, including obligations to monitor and report adverse events and other information such as the failure of a product to meet the specifications in the NDA. NDA sponsors must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. The FDA may require changes in the labeling of already approved drug products and require that sponsors conduct post-marketing studies. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed, approved, or commercialized in a timely manner, or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic, including providing guidance regarding the conduct of clinical trials. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Significant competition exists in the treatment of polyps. We will need to compete with all currently available or future therapies within the indications where our development is focused. LYR-210, if approved and commercialized, will face significant competition. The main classes of marketed products that are available for the treatment of polyps include nasal saline irrigation, intranasal corticosteroidal sprays and antibiotics, as well as surgical intervention. In addition, three companies are currently marketing, and several companies are also currently developing, biologic monoclonal antibodies, or mAbs, for the treatment of nasal polyps. If these biologic mAbs are successfully developed and approved for marketing, they could represent competition for LYR-220 for the segment of patients that have polyps. There are two companies pursuing the treatment of non-polyp patients.

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

We may seek additional collaborative relationships for the development and commercialization of LYR-210, LYR-220, or any future product candidates. Failure to obtain a collaborative relationship for LYR-210, LYR-220, or any future product candidates may significantly impair the potential for these product candidates. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming, and involves significant uncertainty, such as:

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs, and sales, marketing, and distribution. As of December 31, 2021, we had 53 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The global pandemic caused by COVID-19 has disrupted and may continue to adversely impact our business and operations, including our clinical trials.

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

Moreover, although we leveraged remote electronic data collection to enable us to complete certain clinical assessments and generate sufficient information to commence designing our Phase 3 clinical trial, we were unable to enroll patients in our Phase 2 LANTERN clinical trial in the United States from whom we intended to collect certain additional pharmacokinetic data, and as a result, we initiated a separate characterization study in September 2020 as a follow-on to our Phase 2 LANTERN clinical trial in order to collect such data. We are also experiencing delays enrolling patients in our Phase 2 BEACON clinical trial at our sites in Australia as a result of restrictions imposed in response to the COVID-19 pandemic.

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

The COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken and vaccines and other treatments developed in the United States and other countries to contain and treat COVID-19. The COVID-19 pandemic resulted in a widespread health crisis that adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition, and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 outbreak continues to evolve. The extent to which the COVID-19 pandemic may impact our business, pre-clinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Our current executive officers, directors, and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Based on the number of shares of common stock outstanding as of December 31, 2021, our current executive officers, directors, and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 60.8% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management, and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing executive compensation information. We are also exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

As of December 31, 2021, we had net operating loss carryforwards, or NOLs, of $176.7 million for federal income tax purposes and $148.4 million for state income tax purposes, which may be available to offset our future taxable income, if any, and begin to expire at various dates through 2037. As of December 31, 2021, we also had federal and state research and development credit carryforwards of $7.9 million, which begin to expire at various dates through 2036. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The Nasdaq Global Market under the symbol “LYRA.”

Holders

As of March 1, 2022, there were approximately 58 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

In the quarter ended December 31, 2021, we did not repurchase any of our equity securities or issue any securities that were not registered under the Securities Act.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.

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

We have advanced LYR-210 as a potential preferred alternative to surgery through our Phase 2 randomized, controlled, patient blinded LANTERN clinical trial, designed to evaluate the safety and efficacy in CRS patients both with and without nasal polyps who have failed previous medical management but have not undergone endoscopic sinus surgery. The trial was designed to enroll 99 evaluable patients with the potential to increase to up to 150 patients and was initiated in May 2019 at sites in Australia, Austria, Czech Republic, New Zealand, and Poland. In December 2019, the FDA authorized our investigational new drug application, and, prior to the COVID-19 pandemic, we planned to enroll patients in the United States. However, in light of developments relating to the COVID-19 pandemic, we discontinued enrollment at 67 patients in our Phase 2 LANTERN clinical trial and did not enroll any patients in the United States.

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

In addition, we initiated a separate characterization study in the United States to collect certain PK, data. The PK study was a 56-day open label, multi-center, U.S. study of the PK and safety of LYR-210 in adult subjects with chronic rhinosinusitis. The primary objective of the study was to establish the PK profile of LYR-210. The study enrolled 24 patients, half of whom received LYR-210 2,500 µg and the other half received LYR-210 7,500 µg. The study indicated that both doses were safe and well tolerated, with the Cmax observed with the 7,500 µg dose well below the Cmax established for FDA-approved formulations of MF. MF blood plasma levels observed during the PK study support LYR-210’s ability to deliver consistent and steady dosing over the entire treatment period.

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

We initiated our LYR-210 Phase 3 program in January 2022. Our LYR-210 Phase 3 program consists of two pivotal trials – ENLIGHTEN I and ENLIGHTEN II. ENLIGHTEN I is a 52-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 180 surgery-naïve CRS patients without nasal polyps or with polyps confined to the middle meatus and have failed prior medical management. The trial consists of three stages – a 2- to 4-week screening and run-in stage, a 24-week treatment stage followed by a 28-week safety extension stage. In the treatment stage, patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure.  At the end of the treatment stage, patients in the control group receive crossover LYR-210 treatment while patients in the LYR-210 group are re-randomized 1:1 to either receive a crossover sham-procedure or a repeat treatment with LYR-210 (7,500 µg).

ENLIGHTEN II is a 24-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 216 surgery-naïve CRS patients without nasal polyps or with polyps confined to the middle meatus and have failed prior medical management. The trial consists of two stages – a 2- to 4-week screening and run-in stage and a 24-week treatment stage. Patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure.  ENLIGHTEN II is expected to be initiated in the first half of 2022.

The primary endpoint of both ENLIGHTEN I and ENLIGHTEN II is the change CFBL at week 24 in the 3CS score. Secondary endpoints include CFBL in individual cardinal symptoms at week 24, CFBL in CT sinus opacification score at week 24, CFBL in SNOT-22 at week 24, and rescue treatment use through week 24.

We are also developing LYR-220 for use in CRS patients who have an enlarged nasal cavity due to sinus surgery but continue to require treatment to manage CRS symptoms. We initiated the Phase 2 BEACON clinical trial for LYR-220 in November 2021, which will include sites in Australia and the U.S., and will enroll up to 70 CRS patients with prior sinus surgery and will assess the safety, PK, and efficacy of two designs of LYR-220 compared to control. Beyond CRS, we believe our XTreo platform has potential applications in other disease areas, which we are actively exploring to further broaden its therapeutic potential.

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

From inception through December 31, 2021, we have raised an aggregate of $249.1 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $57.3 million were net proceeds from our IPO, $16.8 million were gross proceeds from government contracts and $12.0 million were gross proceeds from our license and collaboration agreement.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $43.5 million and $22.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $193.4 million. We anticipate that our expenses will increase significantly as we:

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We deferred the employer side social security payments. The CARES Act also appropriated funds for the Small Business Administration Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by the COVID-19 pandemic. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law in order to provide further stimulus and support to those affected by the COVID-19 pandemic. We did not obtain funding from such loans. We do not believe the CARES Act or the Consolidated Appropriations Act, 2021 will have a material impact on our financial condition, results of operations, or liquidity.

As of December 31, 2021, we had cash and cash equivalents totaling $45.7 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform, and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have recognized $0.3 million of collaboration revenue from our LianBio License Agreement.

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

Our research and development expenses consist primarily of costs such as employee compensation, consulting fees, fees paid to CMOs and CRO expenses in connection with our preclinical and clinical development activities. We typically use our employee and infrastructure resources across our development programs and we do not allocate personnel costs and other internal costs to specific product candidates or development programs with the exception of the costs to manufacture our product candidates.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate additional clinical trials, including two clinical trials for LYR-210 and one clinical trial for LYR-220, scale our manufacturing processes, and continue to discover and develop additional product candidates.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods and estimates used to assess our ability to continue as a going concern. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

Going Concern Evaluation and Presentation

We analyze our ability to continue as a going concern in each reporting period, assessing the likelihood that we will be able to fund operations for the twelve months after the filing date of the financial statements. For further information regarding our funding requirements, see Note 1, “Organization and Basis of Presentation – Going Concern,” to our consolidated financial statements. We have concluded and disclosed that there is substantial doubt in our ability to continue as a going concern for a twelve-month period after the filing of this Annual Report on Form 10-K.

While there remains substantial doubt of our continuing as a going concern, we are seeking alternative financing sources that provide a reasonable probability that we will be able to maintain our business operations. Therefore, the accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements for the year ended December 31, 2021 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Revenue Recognition

We recognize revenue from our LianBio License Agreement. To date, revenue from our collaboration agreement has come from initial, upfront consideration allocated to two distinct performance obligations: (1) the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure, and (2) our performance of the development activities related to the global Phase 3 clinical trial.

Under ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

Once a contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying good or service relative to the option exercise price. The exercise of a material right is accounted for as a contract modification for accounting purposes.

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices, or SSP, on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We assessed our revenue generating arrangement in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the use of an output or input method.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,		Dollar
	2021	2020	Change
Collaboration revenue	$285	$—	$285
Operating expenses:
Research and development	29,694	12,522	17,172
General and administrative	14,206	9,687	4,519
Total operating expenses	43,900	22,209	21,691
Loss from operations	(43,615)	(22,209)	(21,406)
Other income:
Interest income	102	82	20
Total other income	102	82	20
Net loss	$(43,513)	$(22,127)	$(21,386)

Collaboration Revenue

The increase in collaboration revenue was a result of revenue recognized under the LianBio License Agreement.

Research and Development Expenses

Research and development expense increased by $17.2 million to $29.7 million for the year ended December 31, 2021 from $12.5 million for the year ended December 31, 2020.

The increase in research and development expenses for the year ended December 31, 2021 was primarily attributable to an increase in product development and manufacturing expenses of $7.9 million as we continue to increase our manufacturing capacity and produce our first product at our CMO; an increase in employee related costs of $3.3 million as we increased research and development headcount, including an increase of $0.3 million of stock-based compensation; an increase in clinical expenses of $2.3 million as we completed our separate characterization study to collect additional PK data, completed the final data analysis of our LANTERN clinical trial and prepare for the LYR-210 Phase 3 ENLIGHTEN clinical studies and initiated the LYR-220 Phase 2 BEACON clinical trial; an increase in consulting expenses of $2.2 million; and an increase in depreciation expense of $0.9 million as a result of our investment in manufacturing infrastructure.

General and Administrative Expenses

General and administrative expense increased by $4.5 million to $14.2 million for the year ended December 31, 2021 from $9.7 million for the year ended December 31, 2020.

The increase in general and administrative expenses for the year ended December 31, 2021 was primarily attributable to an increase in professional and consulting expenses of $1.6 million; an increase in costs associated with being a public company of $1.5 million, in particular an increase in the cost of directors and officers insurance of $0.9 million; and an increase in employee related costs of $1.3 million, including an increase of $0.7 million of stock-based compensation.

Interest Income

Interest income increased $20,000 to $0.1 million for the year ended December 31, 2021 from $82,000 for the year ended December 31, 2020. The increase in interest income was attributable to improved cash management as there were lower average cash and cash equivalent balances and interest rates for the year ended December 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through December 31, 2021 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $57.3 million from our IPO, $16.8 million from government contracts and $12.0 of gross proceeds from our license and collaboration agreement. The following table provides information regarding our total cash and cash equivalents at December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$45,747	$74,593

We currently have an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021, or the Form S-3, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of December 31, 2021, we have not sold any securities under the Form S-3.

On May 11, 2021, we entered into an Open Market Sales Agreement, or 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of December 31, 2021, we had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(25,820)	$(21,143)
Net cash used in investing activities	(3,385)	(1,775)
Net cash provided by financing activities	359	87,703
Net (decrease) increase in cash and cash equivalents	$(28,846)	$64,785

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $25.8 million for the year ended December 31, 2021 compared to $21.1 million for the year ended December 31, 2020. The increase in cash used in operating activities of $4.7 million was primarily attributable to increases in cash provided by operating activities resulting from:

•	$12.0 million upfront payment under the LianBio License Agreement;
•	$1.0 million increase in stock-based compensation;
•	$0.9 million increase in depreciation expense; and
•	$3.1 million increase in changes in the components of working capital.

The increase in cash provided by operating activities was offset by a $21.4 million increase in net loss.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3.4 million for the year ended December 31, 2021 compared to $1.8 million for the year ended December 31, 2020. The increase in cash used in investing activities of $1.6 million was attributable to an increase in cash used for the purchase of property, equipment and leasehold improvements, primarily for manufacturing our product candidates at our CMO.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million for the year ended December 31, 2021 compared to $87.7 for the year ended December 31, 2020. The decrease in cash provided by financing activities of $87.3 million was primarily attributable to the net proceeds from our IPO and the sale of our Series C redeemable convertible preferred stock in the year ended December 31, 2020.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting future clinical trials of LYR-210 and LYR-220;
•

the costs of manufacturing additional material for one or more pivotal Phase 3 clinical trials of LYR-210 and a Phase 2 clinical trial of LYR-220 as well as potential future clinical studies we might conduct for our other product candidates;

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

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 4, 2022, our board of directors appointed James R. Tobin as a Class II director of the Company.

Mr. Tobin is eligible to participate in the Company’s Non-Employee Director Compensation Program, which provides for an annual retainer of $40,000 for his Board service and an initial award of an option to purchase 14,500 shares of the Company’s common stock, which will vest in 36 substantially equal monthly installments following the grant date, subject to his continued service through each such vesting date. Mr. Tobin has also entered into the Company’s standard indemnification agreement for directors and officers.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following table presents information concerning our board of directors.

Name	Age	Position	In Current Position Since
Harlan Waksal, M.D.	68	Executive Chair and Chairperson of the Board	February 2022
Maria Palasis, Ph.D.	57	President and Chief Executive Officer and Director	January 2015
Michael Altman	40	Director	June 2018
Edward Anderson	72	Director	February 2019
C. Ann Merrifield	70	Director	September 2019
Konstantin Poukalov	38	Director	January 2020
W. Bradford Smith	66	Director	November 2019
Nancy Snyderman, M.D., FACS	69	Director	October 2020
James R. Tobin	77	Director	March 2022

The following are brief biographies describing the backgrounds of our directors.

Harlan Waksal, M.D. has served as our Executive Chair since February 2022 and was elected to our board of directors in February 2022. Prior to his role with us as Executive Chair, Dr. Waksal served as President and Chief Executive Officer of Kadmon Holdings, Inc., or Kadmon, a biopharmaceutical company, from August 2014 and a director since 2013 until its acquisition by Sanofi in November 2021. Prior to joining Kadmon as an employee, Dr. Waksal served as President and Sole Proprietor of Waksal Consulting LLC from 2003 to 2014. From 2011 to 2014, Dr. Waksal served as Executive Vice President, Business and Scientific Affairs at Acasti Pharma, Inc., a publicly traded biopharmaceutical company, and as a consultant to Neptune Technologies & Bioresources, Inc., a publicly traded life sciences company and the parent company of Acasti. Dr. Waksal co‑founded ImClone Systems (“ImClone”) in 1987, a publicly traded biopharmaceutical company acquired by Eli Lilly and Company in 2008. Dr. Waksal served in senior roles at ImClone, including: President (1987 to 1994); Executive Vice President and Chief Operating Officer (1994 to 2002); and President, Chief Executive Officer and Chief Operating Officer (2002 to 2003). Dr. Waksal also served as a Director of ImClone from 1987 to 2005. Dr. Waksal served on the boards of Oberlin College and Sevion Therapeutics through March 2016 and the boards of Acasti and Neptune through February 2016 and July 2015, respectively. Dr. Waksal's additional roles include serving as a Member of the Board of Directors at Neptune Technologies & Bioresources, Observer of the Board of Directors at NeuroBiopharm, Chairman of the American Committee for the Weizmann Institute of Science and Member of the Technology Advisory Board at the New Jersey Edison Innovation Fund. Dr. Waksal received his B.A. from Oberlin College and his M.D. from Tufts University School of Medicine. He completed his training in internal medicine at New England Medical Center and in pathology at Kings County Hospital Center in Brooklyn. We believe Dr. Waksal’s extensive management experience in the life science industry and drug development experience provides him with the qualifications and skills to serve on our board of directors.

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

Michael Altman has served as a member of our board of directors since June 2018. Since 2007, Mr. Altman has been employed on the investment team at Perceptive Advisors, a life sciences focused investment firm, where he currently serves as Managing Director and focuses on medical devices, diagnostics, digital health and specialty pharmaceutical investments. Since October 2018, Mr. Altman has also served as Chief Financial Officer and member of the board of directors of ARYA Sciences Acquisition Corp., a special purpose acquisition company. From October 2005 to October 2007, Mr. Altman served as a healthcare trader and analyst at First New York Securities. Since June 2021, Mr. Altman has served on the board of directors of Nautilus Biotechnologies, Inc., a biotechnology company. Mr. Altman has also served on the board of directors of Vitruvius Therapeutics, Inc., a pharmaceutical company, since January 2018, and Vensun Pharmaceuticals, Inc., a pharmaceutical company, from November 2016 to January 2019. Mr. Altman holds a B.S. in Business Administration from the University of Vermont. We believe that Mr. Altman’s broad operational and transactional experience qualifies him to serve on our board of directors.

Edward Anderson has served as a member of our board of directors since February 2019. Mr. Anderson founded two venture capital firms, North Bridge Venture Partners in May 1993, where he currently serves as a Managing Partner focusing on early-stage high-tech companies, and North Bridge Growth Equity in February 2007. Mr. Anderson currently serves as a member of the board of directors of Couchbase, Inc., a public software company, since January 2020. He also serves on the board of directors of several privately-held companies. Mr. Anderson holds an M.S. from Columbia Business School and a B.F.A. from University of Denver, where he has served on the board of trustees since 2011 and currently serves as chair on its Investment Committee. We believe that Mr. Anderson’s extensive experience in venture capital investments qualifies him to serve on our board of directors.

C. Ann Merrifield has served as a member of our board of directors since September 2019. Ms. Merrifield has also served as a member of the boards of directors for a portfolio of public and private companies in the life sciences sector, which include InVivo Therapeutics Holdings Corp., since November 2014, and Flexion Therapeutics, Inc., from June 2014 to November 2021. From July 2015 to August 2018, she served as a director of Juniper Pharmaceuticals, Inc., a healthcare company, until it was acquired by Catalent, Inc. and from December 2016 to January 2019, she served as a director of Veritas Genetics, Inc. Ms. Merrifield also serves as a Trustee for MassMutual Premier, Select and MML Series Investment Funds, Partners Continuing Care (the post-acute care services division of Partners HealthCare), the Huntington Theatre Company and the YMCA of Greater Boston. From November 2012 to July 2014, Ms. Merrifield served as President, Chief Executive Officer and director of PathoGenetix Inc., a genomics company, which voluntarily filed for Chapter 7 bankruptcy in July 2014. Before that, Ms. Merrifield spent 18 years at Genzyme Corporation, serving in several leadership roles, including President of Genzyme Biosurgery, President of Genzyme Genetics and Senior Vice President, Business Excellence. Ms. Merrifield holds a B.A. in Zoology and a Master of Education from the University of Maine and an M.B.A. from the Tuck School of Business at Dartmouth College. We believe that Ms. Merrifield’s extensive industry experience qualifies her to serve on our board of directors.

Konstantin Poukalov has served as a member of our board of directors since January 2020. Since March 2019, Mr. Poukalov has served as Managing Director at Perceptive Advisors, a life sciences focused investment firm. Since October 2019, Mr. Poukalov has served on the board of directors of LianBio, a biotechnology company, and from August 2019 to August 2021, Mr. Poukalov also served on the board of directors of Landos Biopharma, Inc., a biopharmaceutical company. From July 2012 to October 2018, Mr. Poukalov served in roles of increasing responsibility at Kadmon Holdings, Inc., a biopharmaceutical company, most recently serving as Executive Vice President and Chief Financial Officer from July 2014 to October 2018. Mr. Poukalov holds a B.S. in Electrical Engineering from Stony Brook University. We believe that Mr. Poukalov’s extensive financial and industry experience qualify him to serve on our board of directors.

W. Bradford Smith has served as a member of our board of directors since November 2019. Mr. Smith has served as Chief Financial Officer and Treasurer of Homology Medicines, Inc., a genetic medicines company, since April 2017 and as Secretary since July 2017. From March 2014 to April 2017, Mr. Smith was Chief Financial Officer of Ocular Therapeutix, Inc., a biopharmaceutical company. Prior to joining Ocular Therapeutix, Mr. Smith served as Chief Financial Officer of OmniGuide, Inc., a medical device company, from July 2008 to March 2014. Since May 2021, Mr. Smith has served on the board of directors of eGenesis, a private gene editing company. Mr. Smith holds a B.S. in Biology from Tufts University and an M.B.A. from the Whittemore School of Business and Economics at the University of New Hampshire. We believe that Mr. Smith’s extensive financial and industry experience qualify him to serve on our board of directors.

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

James R. Tobin has served as a member of our board of directors since March 2022. Mr. Tobin is the retired President and CEO of Boston Scientific Corporation, a medical device company, where he served from 1999 to 2009. Prior to Boston Scientific, Mr. Tobin was the President and CEO of Biogen Inc., and, from 1994 to 1997, its President and Chief Operating Officer. Before Biogen, Mr. Tobin spent 22 years with Baxter International Inc., rising from Financial Analyst to President and Chief Operating Officer. Mr. Tobin currently serves as Chairman of the Board at TransMedics, Inc. and as a director of Globus Medical Inc., each of which are public companies, and as a director at lmpulse Dynamics N.V. and Xenter, Inc., both private companies. Mr. Tobin has also served on the boards of Oxford Immunotec, Inc., from 2014 to 2021, Corindus Vascular Robotics, from 2018 to 2019, Curis, Inc., from 1995 to 2015, Medical Simulation Corp, from 2012 to 2018, CardioDX, Inc., from 2014 to 2017, Chiasma, Inc., from 2015 to 2016, and Aptus Endosystems, Inc. from 2011 to 2015. Mr. Tobin holds an AB from Harvard College and an M.B.A. from Harvard Business School. Mr. Tobin also served as a Lieutenant in the U.S. Navy. We believe Mr. Tobin is qualified to serve on our board of directors because of his decades of experience as President and Chief Executive Officer or Chief Operating Officer of three large biotechnology and medical device companies.

Information about our Executive Officers

Name	Age	Position	In Current Position Since
Harlan Waksal, M.D.	68	Executive Chair and Chairperson of the Board	February 2022
Maria Palasis, Ph.D.	57	President and Chief Executive Officer and Director	January 2015
Jason Cavalier	49	Chief Financial Officer, Treasurer and Secretary	September 2021
Robert Richard, Ph.D.	65	Senior Vice President of Technical Operations	June 2020
Pamela Nelson	52	Senior Vice President of Regulatory Affairs	August 2020
Corinne Noyes	54	Senior Vice President of Commercial Strategy and Market Development	September 2018

The following are brief biographies describing the backgrounds of our executive officers.

The biography for Dr. Waksal appears above on page 107.

The biography for Dr. Palasis appears above on page 107.

Jason Cavalier has served as our Chief Financial Officer, Treasurer, and Secretary since September 2021. Prior to joining our Company, Mr. Cavalier served as a Managing Director and the Head of Life Sciences Mergers and Acquisitions at Cantor Fitzgerald & Co., where he led transactions across the medical technology, diagnostics and biopharma sectors, from April 2017 to May 2021.  Prior to that, Mr. Cavalier served as a Director, Mergers and Acquisitions, at RBC Capital Markets LLC from August 2009 to April 2017, where he primarily focused on advising senior management and boards of directors on a range of strategic advisory assignments including mergers, acquisitions, divestitures and leveraged buyouts.  Mr. Cavalier has also held positions of increasing responsibility within the investment banking divisions of Barclays Capital Inc., Bear Stearns & Co. Inc., and Lehman Brothers Inc. Mr. Cavalier received a B.S. in Applied Economics and Business Management from Cornell University and an M.B.A. from Columbia University Business School.

Robert Richard, Ph.D. has served as our Senior Vice President of Technical Operations since June 2020.  Prior to joining our Company, from February 2019 to May 2020 Dr. Richard served as Vice President of Research and Development at Anika Therapeutics, Inc., a therapeutics company. Prior to that, he held research and development leadership positions at Hyalex Orthopaedics, Inc., a medical device company, from November 2017 to February 2019, C.R. Bard, Inc., a medical device company, from June 2008 to November 2017, Boston Scientific Corporation, a global medical device company, from September 2000 to June 2008, and Johnson & Johnson, a global medical device, pharmaceutical and consumer product company, from September 1991 to August 2000.  Dr. Richard holds a B.S. in chemistry and a B.S. in biology from University of Massachusetts at Dartmouth and a Ph.D. in polymer chemistry and plastics engineering from the University of Massachusetts at Lowell.

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

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2021 Summary Compensation Table” below. In 2021, our “named executive officers” and their positions were as follows:

•	Maria Palasis, Ph.D., President and Chief Executive Officer;
•	Jason Cavalier, Chief Financial Officer;
•	R. Don Elsey, former Chief Financial Officer; and
•	Corinne Noyes, Senior Vice President of Commercial Strategy and Market Development.

Mr. Cavalier commenced employment with us effective September 13, 2021.  Mr. Elsey ceased being our Chief Financial Officer effective September 12, 2021 and resigned from the Company on December 31, 2021.

2021 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)		Total ($)
Maria Palasis, Ph.D. President and Chief Executive Officer	2021	552,115	906,410	287,374	8,700	(3)	1,754,599
	2020	470,520	3,547,671	275,000	8,550		4,301,741
Jason Cavalier(4) Chief Financial Officer	2021	123,077	605,892	51,200	2,692	(3)	782,861
R. Don Elsey(5) Former Chief Financial Officer	2021	350,978	339,904	129,860	8,700	(3)	829,442
	2020	362,558	224,350	150,000	23,778		760,686
Corinne Noyes Senior Vice President of Commercial Strategy and Market Development	2021	313,200	226,602	104,832	8,700	(3)	653,334

(1)

Amounts represent the full grant date fair value of stock options granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to named executive officers in Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Amounts represent performance-based annual cash bonuses determined by our board of directors for the named executive officers for fiscal year 2021.
(3)	Amounts represent company 401(k) matching contributions.
(4)	Mr. Cavalier commenced employment with us in September 2021.
(5)

Mr. Elsey provided transition services as a part-time employee from October 6, 2021 through December 31, 2021. During this period, his base salary was prorated based on his level of part-time employment.

Narrative to Summary Compensation Table

2021 Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.  For 2021, the base salaries for Dr. Palasis, Mr. Elsey and Ms. Noyes were $550,000, 390,000 and $312,000, respectively. Mr. Cavalier’s base salary was set at $400,000 in connection with his commencement of employment with us in September 2021.

2021 Bonuses

We offer our named executive officers the opportunity to earn annual cash bonuses to compensate them for attaining short-term company goals as approved by our board of directors. For 2021, bonuses were based entirely on attaining clinical, regulatory, research and development, strategic and financial goals. The 2021 target bonuses for each of Dr. Palasis, Mr. Elsey, Mr. Cavalier and Ms. Noyes were 55%, 40%, 40% and 35%, respectively, of his or her annual base salary (or for Mr. Elsey, his base salary actually earned for the year). Dr. Palasis’s, Mr. Elsey’s and Ms. Noyes’s target bonuses were set by the board of directors. Mr. Cavalier’s target bonus was set in connection with his commencement of employment with us in September 2021. Mr. Cavalier’s bonus for 2021 was prorated to reflect his partial year of employment. The actual annual cash bonuses awarded to each named executive officer for 2021 performance are set forth above in the 2021 Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

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

The following table sets forth the stock options granted to our named executive officers in 2021.

Named Executive Officer	2021 Stock Options Granted
Maria Palasis, Ph.D.	120,000
Jason Cavalier	104,000
R. Don Elsey	45,000
Corinne Noyes	30,000

The stock option awards to Dr. Palasis, Mr. Elsey and Ms. Noyes were made in connection with the annual performance review and vest in 48 equal monthly installments following the effective date of grant, subject to the continued service of the applicable named executive officer. The stock option award to Mr. Cavalier was made in September 2021 in connection with his commencement of employment with us and is subject to our standard vesting schedule for grants made in connection with the commencement of employment described above.

Other Elements of Compensation

Retirement Plan

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. For 2021, we made matching contributions of 50% of the first 6% of eligible compensation contributed under our 401(k) plan.

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

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Maria Palasis, Ph.D.	2/26/2013	24,358	—		—		21.73	6/26/2023
	1/1/2015	94,287	—		—		22.76	9/23/2025
	6/13/2017	31,429	—		31,429	(2)	1.73	6/13/2027
	3/6/2019	117,188	53,267	(1)	—		2.76	3/6/2029
	4/30/2020	135,959	190,344	(1)	—		16.00	4/29/2030
	2/8/2021	25,000	95,000	(1)	—		10.63	2/7/2031
Jason Cavalier	9/13/2021	—	104,000	(3)	—		8.22	9/12/2031
R. Don Elsey	7/29/2019	26,485	48,298	(3)	—		4.49	9/24/2029
	4/30/2020	3,439	17,196	(1)	—		16.00	4/29/2030
	2/8/2021	9,375	5,625	(1)	—		10.63	2/7/2031
Corinne Noyes	9/24/2018	45,663	10,538	(3)	—		2.76	11/5/2028
	4/30/2020	4,075	5,707	(1)	—		16.00	4/29/2030
	2/8/2021	6,250	23,750	(1)	—		10.63	2/7/2031

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

Executive Employment Agreements

We entered into new employment agreements with Dr. Palasis, Mr. Elsey and Ms. Noyes in connection with our initial public offering that superseded their prior employment arrangements with us, and we entered into an employment agreement with Mr. Cavalier in connection with his commencement of employment with us in September 2021. The employment agreements provide for the annual base salaries and annual target bonus opportunities described above under the headings “—2021 Salaries” and “—2021 Bonuses.” Until June 30, 2025, and thereafter subject to the discretion of the board of directors, Mr. Cavalier is also entitled to (i) reimbursement of reasonable travel expenses from his home to our offices in Massachusetts, and (ii) use of a corporate apartment while working in Massachusetts or reimbursement for reasonable hotel costs while working in Massachusetts; provided, that for each calendar month during which he is entitled to such commuting and housing benefits, the sum of the amount of any such expenses eligible for reimbursement and the cost to the Company of providing a corporate apartment shall not exceed $6,250. Mr. Cavalier is also eligible for reimbursement for income and employment taxes incurred by him as a result of the above commuting payments and benefits.

On September 12, 2021, we entered into a transition agreement (the “Transition Agreement”) with Mr. Elsey, whereby Mr. Elsey continued to be employed by us on a full-time basis until October 6, 2021 (the “Initial Transition Period”) and, for the period from October 6, 2021 until December 31, 2021, on a part-time basis (the “Part-Time Transition Period” and, together with the Initial Transition Period, the “Transition Period”).  The Transition Agreement superseded Mr. Elsey’s employment agreement.  During the Transition Period, Mr. Elsey continued to be paid his base salary of $390,000, less applicable withholdings, and in the case of the Part-Time Transition Period, such salary was prorated based on Mr. Elsey’s level of part-time employment.  While he remained employed, Mr. Elsey also continued to participate in our employee plans, received reimbursements for reasonable out-of-pocket business expenses, and was entitled to vacation or paid time off in accordance with our applicable policy. Mr. Elsey is eligible to receive an annual performance bonus for our 2021 fiscal year of up to 40% of his actual base salary earned during the 2021 fiscal year, based on our achievement of our performance objectives, as determined by the board of directors.  Mr. Elsey’s status as our employee terminated on December 31, 2021 and, following that date, he will continue to serve as a consultant to us for an hourly fee.  While Mr. Elsey is providing services to us, his equity awards will remain outstanding and eligible to vest in accordance with their existing terms.  Through December 31, 2021, and subject to renewal by our board of directors thereafter, Mr. Elsey was also entitled to (i) reimbursement of reasonable travel expenses from his home to our offices in Massachusetts, (ii) use of a corporate apartment while working in Massachusetts and (iii) reimbursement for income and employment taxes incurred by Mr. Elsey as a result of these commuting payments and benefits. The total amount for (i) through (iii) may not exceed $75,000.

Under the employment agreements, if we terminate the employment of Dr. Palasis, Mr. Cavalier or Ms. Noyes without “cause” or the executive resigns for “good reason” (each as defined below), subject to the executive’s timely execution of a release of claims and continued compliance with a separate restrictive covenant agreement (described below), the executive is entitled to receive (i) base salary continuation for a period of 12 months for Dr. Palasis, 9 months for Mr. Cavalier and 6 months for Ms. Noyes; (ii) payment of any annual bonus for the prior year earned but unpaid as of the date of termination and (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months for Dr. Palasis, 9 months for Mr. Cavalier and 6 months for Ms. Noyes, less the amount each named executive officer would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on the named executive officer’s termination date.

If we terminate Dr. Palasis, Mr. Cavalier or Ms. Noyes without “cause” or the executive resigns for “good reason,” in either case, on or within three months prior to or 12 months following a change in control, then, in lieu of the severance benefits described above, subject to the executive’s timely execution of a release of claims, the executive is entitled to receive (i) an amount equal in cash equal to 1.5 times for Dr. Palasis, one times for Mr. Cavalier and 0.75 times for Ms. Noyes the sum of the named executive officer’s annual base salary plus target annual bonus for the year of termination, (ii) payment of any annual bonus for the prior year earned but unpaid as of the date of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 18 months for Dr. Palasis and 9 months for each of Mr. Cavalier and Ms. Noyes, less the amount each named executive officer would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on the named executive officer’s termination date, and (iv) accelerated vesting of all unvested equity or equity-based awards held by the named executive officer that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

Each of our named executive officers has agreed to refrain from competing with us while employed and following his or her termination of employment for any reason for a period of one year and to refrain from soliciting our employees or customers while employed and following his or her termination of employment for any reason for a period of two years in the case of Dr. Palasis and Mr. Elsey, one year in the case of Mr. Cavalier and Ms. Noyes.

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

Director Compensation

2021 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Michael Altman	40,000	—	36,083	76,083
C. Ann Merrifield	95,500	—	36,083	131,583
Edward Anderson	47,500	—	36,083	83,583
W. Bradford Smith	69,000	—	36,083	105,083
Konstantin Poukalov	40,000	—	36,083	76,083
Nancy Snyderman, M.D.	48,028	—	36,083	84,111

(1)

Amounts reflect the full grant-date fair value of stock awards and stock options granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our directors in Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2021 by each non-employee director. None of our non-employee directors held unvested stock awards as of December 31, 2021.

Name	Options Outstanding at Fiscal Year End
Michael Altman	21,750
C. Ann Merrifield	20,538
Edward Anderson	21,750
W. Bradford Smith	20,539
Konstantin Poukalov	21,750
Nancy Snyderman, M.D.	21,750

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information (As of December 31, 2021)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column) (4)
Equity compensation plans approved by security holders(1)	1,662,861	(2)	$10.34	(3)	1,882,947
Equity compensation plans not approved by security holders	—		—		—
Total	1,662,861		$10.34		1,882,947

(1)

Consists of the Lyra Therapeutics, Inc. 2020 Stock Incentive Plan, as amended (the “2020 Plan”), 2016 Equity Incentive Plan, as amended (“2016 Plan”), 2005 Equity Incentive Plan, as amended (“2005 Plan”), and the 2020 Employee Stock Purchase Plan (“2020 ESPP”).

(2)

Includes 126,144 shares of common stock issuable upon exercise of stock options under the 2005 Plan, 552,493 shares of common stock issuable upon exercise of stock options under the 2016 Plan, and 984,224 shares of common stock issuable upon exercise of stock options under the 2020 Plan.

(3)

As of December 31, 2021, the weighted-average exercise price of outstanding options under the 2005 Plan was $22.39, the weighted-average exercise price of outstanding options under the 2016 Plan was $2.90, and the weighted-average exercise price of outstanding options under the 2020 Plan was $12.97.

(4)

Includes 1,668,286 shares available for future issuance under the 2020 Plan and 214,661 shares available for issuance under the 2020 ESPP.  We no longer make any grants under the 2016 Plan or the 2005 Plan, and we have not yet commenced offering periods under the 2020 ESPP. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (B) such smaller number of shares as is determined by the board of directors, provided that no more than 8,800,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options. On January 1, 2022, the shares available for grant under the 2020 Plan was automatically increased by 520,287. In addition, any shares that were subject to awards outstanding under the 2005 Plan and the 2016 Plan as of the effective date of the 2020 Plan which are forfeited, expire, lapse for any reason or are settled for cash without the issuance of shares will be added to the number of shares available for issuance under the 2020 Plan. The 2020 ESPP provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 0.5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (B) such smaller number of shares as is determined by the board of directors, provided that no more than 987,500 shares of our common stock may be issued under the 2020 ESPP. On January 1, 2022, the shares available for grant under the 2020 ESPP was automatically increased by 65,035.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock by (i) each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock and (ii) each of our named executive officers, each of our directors and all of our current executive officers and directors as a group as of March 1, 2022, unless otherwise indicated.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 13,009,896 shares of common stock outstanding as of March 1, 2022. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of March 1, 2022 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless noted otherwise, the address of all listed stockholders is 480 Arsenal Way, Watertown, MA 02472.  Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage
5% or Greater Stockholders
Entities Affiliated with Perceptive Advisors, LLC(1)	3,222,561	24.8%
Entities Affiliated with North Bridge Venture Partners(2)	1,713,333	13.2%
Entities Affiliated with Polaris Venture Partners(3)	1,423,772	11.0%
Intersouth Partners VII, L.P.(4)	738,203	5.7%
Named Executive Officers and Directors
Harlan Waksal	—	—%
Maria Palasis, Ph.D.(5)	484,926	3.6%
Jason Cavalier(6)	650	*
R. Don Elsey(7)	74,855	*
Corinne Noyes(8)	65,321	*
Michael Altman(9)	9,666	*
Edward Anderson(2)	1,722,999	13.2%
C. Ann Merrifield(10)	11,540	*
Konstantin Poukalov(11)	9,666	*
W. Bradford Smith(12)	10,705	*
Nancy Snyderman, M.D., FACS(13)	8,275	*
James R. Tobin(14)	402	*
All current executive officers and directors as a group (14 persons)(15)	2,397,170	17.5%

________

*	Less than 1%.
(1)

Pursuant to a Schedule 13D filed with the SEC on June 1, 2020, Perceptive Life Sciences Master Fund, Ltd. (“Perceptive Life”) reported shared voting power and shared dispositive power over 1,934,115 shares of common stock; Perceptive LS (A), LLC (“Perceptive LS”) reported shared voting power and shared dispositive power over 1,288,446 shares of common stock; Joseph Edelman reported shared voting power and shared dispositive power over 3,223,561 shares of common stock; and Perceptive Advisors LLC reported shared voting power and shared dispositive power over 3,223,561 shares of common stock. Perceptive Advisors LLC serves as the investment advisor to Perceptive Life. Perceptive LS GP, LLC is the manager of Perceptive LS. Joseph Edelman is the managing member of Perceptive Advisors LLC and the sole member of Perceptive LS GP, LLC. Michael Altman and Konstantin Poukalov, two of our directors, are Managing Directors at Perceptive Advisors LLC. Messrs. Altman and Poukalov each have sole voting power and sole dispositive power over 9,666 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022. The address of the aforementioned individuals and entities is c/o Perceptive Advisors, LLC, 51 Astor Place, 10th Floor, New York, New York 10003.

(2)

Pursuant to a Schedule 13D filed with the SEC on May 15, 2020, North Bridge Venture Partners V-A, L.P. (“NBVP V-A”) reported shared voting power and shared dispositive power over 778,592 shares of common stock; North Bridge Venture Partners V-B, L.P. (“NBVP V-B”) reported shared voting power and shared dispositive power over 381,618 shares of common stock;  and North Bridge Venture Partners VI, L.P. (“NBVP VI”) reported shared voting power and shared dispositive power over 553,123 shares of common stock. North Bridge Venture Management V, L.P. (“NBVM V”), is the sole General Partner of NBVP V-A and NBVP V-B and may be deemed to have voting and dispositive power with respect to the shares held by those entities. NBVM GP, LLC, the General Partner of NBVM V, may be deemed to have voting and dispositive power over the shares held of record by NBVP VA and NBVP V-B. Shared voting and dispositive power of such shares are vested in Edward T. Anderson and Richard A. D’Amore. North Bridge Venture Management VI, L.P. (“NBVM VI”), is the sole General Partner of NBVP VI. NBVM GP, LLC, the General Partner of NBVM VI, and may be deemed to have voting and dispositive power over the shares held of record by NBVP VI. Shared voting and dispositive power of such shares are vested in Edward T. Anderson and Richard A. D’Amore. Mr. Anderson, a member of our board of directors and a manager of NBVM GP, LLC, disclaims beneficial ownership over such shares, except to the extent of his pecuniary interest therein. Mr. Anderson has sole voting power and sole dispositive power over 9,666 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022. The address of all entities affiliated with North Bridge Venture Partners is 60 William Street, Suite 350, Wellesley, MA 02481.

(3)

Pursuant to a Schedule 13G filed with the SEC on February 12, 2021, Polaris Venture Partners IV, L.P. (“PVP IV”) reported shared voting power and shared dispositive power over 316,980 shares of common stock; Polaris Venture Partners Entrepreneurs’ Fund IV, L.P. (“PVPEF IV” and, together with PVP IV, the “Polaris IV Funds”) reported shared voting power and shared dispositive power over 5,940 shares of common stock; Polaris Venture Partners V, L.P. (“PVP V”) reported shared voting power and shared dispositive power over 1,062,259 shares of common stock; Polaris Venture Partners Entrepreneurs’ Fund V, L.P. (“PVPEF V”) reported shared voting power and shared dispositive power over 20,701 shares of common stock; Polaris Venture Partners Founders’ Fund V, L.P. (“PVPFF V”) reported shared voting power and shared dispositive power over 7,274 shares of common stock; Polaris Venture Partners Special Founders’ Fund V, L.P. (“PVPSFF V,” and together with PVP V, PVPEF V and PVPFF V, the “Polaris V Funds” and the Polaris V Funds, together with the Polaris IV Funds, the “Polaris Funds”) reported shared voting power and shared dispositive power over 10,618 shares of common stock; Polaris Venture Management Co., IV, L.L.C. (“PVM IV”) reported shared voting power and shared dispositive power over 1,100,852 shares of common stock; and Polaris Venture Management Co. IV, L.L.C. reported shared voting power and shared dispositive power over 322,920 shares of common stock.  PVM IV is the sole general partner of each of the Polaris IV Funds and may be deemed to have sole voting and dispositive power with respect to the shares held by each of the Polaris IV Funds. Polaris Venture Management Co. V, L.L.C. (“PVM V”) is the sole general partner of each of the Polaris V Funds and may be deemed to have sole voting and dispositive power with respect to the shares held by each of the Polaris V Funds. Jonathan A. Flint and Terrance G. McGuire are the managing members of each of PVM V and PVM IV. Each of Messrs. Flint and McGuire, as managing members of each of PVM V and PVM IV, may be deemed to have shared voting and dispositive power with respect to the shares held by each of the Polaris Funds. Each of PVM IV, PVM V and Messrs. Flint and McGuire expressly disclaim beneficial ownership of the shares held by the each of the Polaris Funds, except to the extent of their respective pecuniary interests therein, if any. The mailing address of the aforementioned individuals and entities is One Marina Park Drive, 10th Floor, Boston, MA 02210.

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

(5)	Consists of options to purchase 484,926 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022.
(6)	Consists of options to purchase 650 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022.
(7)	Consists of options to purchase 74,855 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022.
(8)	Consists of options to purchase 65,321 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022.
(9)	Consists of options to purchase 9,666 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022.
(10)	Consists of options to purchase 11,540 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022.
(11)	Consists of options to purchase 9,666 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022.
(12)	Consists of options to purchase 10,705 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022.
(13)	Consists of 1,025 shares of common stock and 7,250 options to purchase shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022.

(14)	Consists of options to purchase 402 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022.
(15)	Consists of 1,714,358 shares of common stock and 682,812 options to purchase shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2022.

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

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2020.

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

(3)	Represents securities acquired by (i) North Bridge Venture Partners V-A, L.P., (ii) North Bridge Venture Partners V-B, L.P. and (iii) North Bridge Venture Partners VI, L.P.
(4)	Represents securities acquired by (i) Perceptive Life Sciences Master Fund, Ltd. and (ii) Perceptive LS (A), LLC.
(5)	Represents securities acquired by (i) ArrowMark Fundamental Opportunity Fund, L.P. and (ii) Meridian Small Cap Growth Fund.

Some of our directors are associated with our principal stockholders as indicated in the table below:

Director	Principal Stockholder
Michael Altman	Entities affiliated with Perceptive Advisors, LLC
Edward Anderson	Entities affiliated with North Bridge Venture Partners
Konstantin Poukalov	Entities affiliated with Perceptive Advisors, LLC

LianBio License Agreement

Entities affiliated with Perceptive Advisors, LLC are shareholders of both us and LianBio. Additionally, Konstantin Poukalov and Michael Altman are each a Managing Director at Perceptive Advisors, LLC and Mr. Poukalov is also the Executive Chairman of LianBio’s board of directors.  See “Management’s Discussion and Analysis—Financial Operations Overview” for a description of the LianBio License Agreement.

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

Independence of the Board of Directors

Our board of directors has determined that each of Michael Altman, Edward Anderson, C. Ann Merrifield, Konstantin Poukalov, W. Bradford Smith, Nancy Snyderman, M.D., FACS and James R. Tobin qualify as “independent” in accordance with the listing requirements of Nasdaq.  The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including that Mr. Altman, Mr. Anderson and Mr. Poukalov are affiliated with certain of our significant stockholders. Harlan Waksal, M.D. and Maria Palasis, Ph.D. are not independent. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2021	2020
Audit Fees(1)	$297,607	$237,725
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$10,900	$8,700
All Other Fees(4)	$—	$—
Total Fees	$308,507	$246,425

________

(1)

Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. Audit fees also includes fees for services incurred in connection with our Registration Statement on Form S-3 and our IPO.

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

The following documents are included on pages F-1 through F-24 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

(3)	List of Exhibits.

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Eighth Amended and Restated Investor Rights Agreement, dated as of January 10, 2020, as amended	S-1	4.1	March 6, 2020	333-236962

4.2	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1/A	4.2	April 27, 2020	333-236962

4.3	Form of Warrants to Purchase Common Stock, dated various dates, issued by the Registrant to various investors, together with a schedule of warrants and warrantholders	S-1/A	4.3	April 27, 2020	333-236962

4.4*	Description of Securities

10.1#	2005 Equity Incentive Plan, as amended, and form of agreements thereunder	S-1	10.1	March 6, 2020	333-236962

10.2#	2016 Equity Incentive Plan, as amended, and form of agreements thereunder	S-1	10.2	March 6, 2020	333-236962

10.3#	2020 Incentive Award Plan and form of agreements thereunder	S-1/A	10.3	April 27, 2020	333-236962

10.4#	2022 Inducement Award Plan and form of agreements thereunder	8-K	10.5	February 18, 2022	001-39273

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.4.1#	Lyra Therapeutics, Inc. 2022 Inducement Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Harlan Waksal, M.D. on February 16, 2022	8-K	10.4	February 18, 2022	001-39273

10.4.2#	Lyra Therapeutics, Inc. 2020 Incentive Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Maria Palasis, Ph.D. on February 16, 2022	8-K	10.3	February 18, 2022	001-39273

10.5#	Non-Employee Director Compensation Program	S-1/A	10.4	April 27, 2020	333-236962

10.6#	2020 Employee Stock Purchase Plan	S-1/A	10.5	April 27, 2020	333-236962

10.7#	Form of Indemnification Agreement for directors and officers of the Registrant	S-1/A	10.6	April 27, 2020	333-236962

10.8	Lease Agreement between the Registrant and ARE-480 Arsenal St, LLC, dated August 14, 2007, as amended	S-1	10.7	March 6, 2020	333-236962

10.9#	Employment Agreement between the Registrant and Maria Palasis, Ph.D., dated as of April 27, 2020	S-1/A	10.8	April 27, 2020	333-236962

10.10#	Offer Letter between the Registrant and R. Don Elsey, dated as of April 27, 2020	S-1/A	10.9	April 27, 2020	333-236962

10.11+	License and Collaboration Agreement dated May 31, 2021, by and between the Registrant and LianBio Inflammatory Limited and LianBio.	10-Q	10.1	August 9, 2021	001-39273

10.12#	Transition Agreement between the Registrant and R. Don Elsey dated as of September 12, 2021	10-Q	10.1	November 9, 2021	001-39273

10.13#	Employment Agreement between the Registrant and Jason Cavalier dated as of September 13, 2021	10-Q	10.2	November 9, 2021	001-39273

10.14#*	Employment Agreement between the Registrant and Corinne Noyes dated as of April 27, 2020

10.15#*	Employment Agreement between the Registrant and Pamela Nelson dated as of July 17, 2020

10.16#*	Employment Agreement between the Registrant and Robert Richard dated as of June 20, 2020

10.17#	First Amendment to the Employment Agreement between the Registrant and Maria Palasis, Ph.D. dated as of February 16, 2022	8-K	10.1	February 18, 2022	001-39273

10.18#	Employment Agreement between the Registrant and Harlan Waksal, M.D. dated as of February 16, 2022	8-K	10.2	February 18, 2022	001-39273

21.1	Subsidiaries of the Registrant	S-1	21.1	March 6, 2020	333-236962

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.
+	Certain portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: March 9, 2022	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Palasis, Ph.D. Maria Palasis, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 9, 2022

/s/ Jason Cavalier Jason Cavalier	Chief Financial Officer (principal financial officer and principal accounting officer)	March 9, 2022

/s/ Harlan Waksal, M.D. Harlan Waksal, M.D.	Executive Chair and Chairperson of the Board	March 9, 2022

/s/ Michael Altman Michael Altman	Director	March 9, 2022

/s/ Edward T. Anderson Edward T. Anderson	Director	March 9, 2022

/s/ C. Ann Merrifield C. Ann Merrifield	Director	March 9, 2022

/s/ Konstantin Poukalov Konstantin Poukalov	Director	March 9, 2022

/s/ W. Bradford Smith W. Bradford Smith	Director	March 9, 2022

/s/ Nancy Snyderman, M.D., FACS Nancy Snyderman, M.D., FACS	Director	March 9, 2022

/s/ James R. Tobin James R. Tobin	Director	March 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lyra Therapeutics, Inc.

Watertown, MA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lyra Therapeutics, Inc. (the “Company”) and subsidiary as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 9, 2022

LYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$45,747	$74,593
Prepaid expenses and other current assets	2,171	1,324
Total current assets	47,918	75,917
Property and equipment, net	4,503	2,165
Operating lease right-of-use assets	1,355	2,301
Restricted cash	329	329
Other assets	762	118
Total assets	$54,867	$80,830
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,125	$922
Accrued expenses and other current liabilities	4,258	2,977
Operating lease liabilities	1,074	985
Deferred revenue	9,789	—
Total current liabilities	18,246	4,884
Operating lease liabilities, net of current portion	379	1,454
Deferred revenue, net of current portion	1,926	—
Total liabilities	20,551	6,338
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2021 and 2020; 13,007,178 and 12,932,377 shares issued and outstanding at December 31, 2021 and 2020, respectively	13	13
Additional paid-in capital	227,700	224,363
Accumulated deficit	(193,397)	(149,884)
Total stockholders’ equity	34,316	74,492
Total liabilities and stock and stockholders’ equity	$54,867	$80,830

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Collaboration revenue	$285	$—
Operating expenses:
Research and development	29,694	12,522
General and administrative	14,206	9,687
Total operating expenses	43,900	22,209
Loss from operations	(43,615)	(22,209)
Other income:
Interest income	102	82
Total other income	102	82
Net loss	$(43,513)	$(22,127)
Comprehensive loss	$(43,513)	$(22,127)
Net loss per share attributable to common stockholders—basic and diluted	$(3.35)	$(2.59)
Weighted-average common shares outstanding—basic and diluted	12,986,101	8,590,205

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	209,119,674	$130,666	230,860	$—	$4,419	$(127,757)	$(123,338)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $201	78,306,611	29,446	—	—	—	—	—
Accretion of convertible preferred stock to redemption value	—	115	—	—	(115)	—	(115)
Issuance of common stock warrants in conjunction with sale of Series C redeemable convertible preferred stock	—	—	—	—	740	—	740
Conversion of redeemable convertible preferred stock to common stock upon closing of initial public offering	(287,426,285)	(160,227)	8,335,248	8	160,219	—	160,227
Issuance of common stock from initial public offering, net of issuance costs of $7,116	—	—	4,025,000	4	57,280	—	57,284
Vesting of restricted common stock	—	—	24,661	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	313,794	1	(1)	—	—
Exercise of common stock options	—	—	2,814	—	8	—	8
Stock-based compensation	—	—	—	—	1,813	—	1,813
Net loss	—	—	—	—	—	(22,127)	(22,127)
Balance at December 31, 2020	—	—	12,932,377	13	224,363	(149,884)	74,492
Vesting of restricted common stock	—	—	2,600	—	—	—	—
Exercise of common stock options	—	—	72,201	—	604	—	604
Stock-based compensation	—	—	—	—	2,733	—	2,733
Net loss	—	—	—	—	—	(43,513)	(43,513)
Balance at December 31, 2021	—	$—	13,007,178	$13	$227,700	$(193,397)	$34,316

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(43,513)	$(22,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,770	1,813
Depreciation expense	1,001	95
Gain on disposal of assets	—	(45)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(847)	(1,013)
Operating lease right-of-use assets	946	894
Other assets	(500)	(118)
Accounts payable	2,350	345
Accrued expenses and other current liabilities	1,244	(87)
Operating lease liabilities	(986)	(900)
Deferred revenue	11,715	—
Net cash used in operating activities	(25,820)	(21,143)
Cash flows from investing activities:
Purchases of property and equipment	(3,385)	(1,775)
Net cash used in investing activities	(3,385)	(1,775)
Cash flows from financing activities:
Proceeds from the sale of Series C redeemable convertible preferred stock	—	30,392
Payment of offering costs related to sale of Series C redeemable convertible preferred stock	—	(206)
Proceeds from initial public offering, net of underwriting discount	—	59,892
Payment of initial public offering costs	—	(2,383)
Payment of deferred offering expenses	(245)	—
Proceeds from exercise of stock options	604	8
Net cash provided by financing activities	359	87,703
Net (decrease) increase in cash and cash equivalents	(28,846)	64,785
Cash and cash equivalents and restricted cash, beginning of period	74,922	10,137
Cash and cash equivalents and restricted cash, end of period	$46,076	$74,922
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$41	$205
Conversion of redeemable convertible preferred stock	$—	$160,227
Allocation of Series C redeemable convertible preferred stock to common stock warrant	$—	$740
Accretion of redeemable convertible preferred stock to redemption value	$—	$115
Right-of-use asset obtained in exchange of operating lease obligation	$—	$13
Other assets included in accounts payable	$15	$—
Deferred offering costs included in accounts payable and accrued expense	$2	$—

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

Prior to our initial public offering (“IPO”), the Company has funded its operations with proceeds from sales of redeemable convertible preferred stock and funding from government contracts. The Company has incurred recurring net losses since inception and had net losses of approximately $43.5 million and $22.1 million for the years ended December 31, 2021 and 2020, respectively. In addition, the Company has an accumulated deficit of approximately $193.4 million at December 31, 2021. The Company expects to continue to generate operating losses for the foreseeable future. At December 31, 2021, the Company had approximately $45.7 million of cash and cash equivalents.

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

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company has experienced net losses since its inception and expects to incur increased costs as it progresses its product candidates through clinical development. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.  The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

affect its business prospects, or the Company may be unable to continue operations.  The Company will need to generate significant revenue to achieve profitability, and it may never do so.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company deferred the employer side social security payments of which 50% were due on December 31, 2021 and the remainder on December 31, 2022. The CARES Act also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law in order to provide further stimulus and support to those affected by the COVID-19 pandemic. The Company did not obtain funding from such loans. The Company does not believe the CARES Act or the Consolidated Appropriations Act, 2021 will have a material impact on its financial condition, results of operations, or liquidity.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Lyra Therapeutics, Inc. and its wholly owned subsidiary Lyra Therapeutics Security Corporation. All intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates, which include but are not limited to management’s judgments of revenue recognition, operating lease right-of-use assets, operating lease liabilities, accrued expenses, fair value of common stock, valuation of share-based awards and deferred income taxes. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

Cash and cash equivalents consist of cash held in banks at December 31, 2021 and 2020.

Restricted Cash

The Company had restricted cash of approximately $0.3 million as of December 31, 2021 and 2020, which was held in certificates of deposit at the Company’s financial institution to secure the Company’s letter of credit for its facility lease.

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

Accretion of Redeemable Convertible Preferred Shares

Prior to the Company’s IPO, the carrying values of the Company’s redeemable convertible preferred shares were accreted to their redemption values from the date of issuance through the date of the IPO.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 and 2020.

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

Operating leases are recorded in “Operating lease right-of use assets,” “Operating lease liabilities” and “Operating lease liabilities, net of current portion” in the Company’s consolidated balance sheets. The Company did not have any finance leases recorded in its consolidated balance sheet as of December 31, 2021.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Collaborative arrangement revenue

On May 31, 2021, the Company entered into a License and Collaboration Agreement (“LianBio License Agreement”) with LianBio Inflammatory Limited (“LianBio”) to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. See Note 8 for further discussion of the arrangement.

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

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, non-employees and directors to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model for stock option grants to both employees and non-employees. The Company believes the fair value of the stock options granted to non-employees is more reliably determinable than the fair value of the services provided.

The Black-Scholes option-pricing model uses the following inputs: the fair value of the Company’s common stock, the expected volatility of the Company’s common stock, the expected term of the Company’s stock options, the risk-free interest rate for a period that approximates the expected term of the Company’s stock options, and the Company’s expected dividend yield. Following the closing of the Company’s IPO, the fair value of the Company’s common stock is determined based on the quoted market price of its common stock. The Company has historically been a private company and lacks company-specific historical and implied volatility data. Therefore, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to it, including stage of product development, life science industry focus, length of trading history, and similar vesting provisions. The historical volatility data is calculated based on a period of time commensurate with the expected term assumption. The

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the share-based payment as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid cash dividends and has no current plans to pay any cash dividends on its common stock. The Company’s policy is to recognize forfeitures as they occur.

The Company expenses the fair value of its stock-based compensation awards to employees, non-employees and directors on a straight-line basis over the requisite service period, which is generally the vesting period. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date.

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

As of December 31, 2021 and 2020, the Company had not experienced any losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves have been established.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(43,513)	$(22,127)
Accretion of redeemable convertible preferred stock	—	(115)
Net loss attributable to common stockholders	$(43,513)	$(22,242)
Denominator:
Weighted-average common shares—basic and diluted	12,986,101	8,590,205
Net loss per share attributable to common stockholders—basic and diluted	$(3.35)	$(2.59)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	Year Ended December 31,
	2021	2020
Stock options	1,662,861	1,428,886
Total	1,662,861	1,428,886

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and creates a new topic, ASC 606. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification performance obligations and licensing, and other improvements and practical expedients. The Company adopted ASU 606 on January 1, 2021. The Company had no revenue prior to the LianBio License Agreement; therefore, the adoption of ASC 606 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Fair Value Measurements

The Company did not have financial assets and liabilities measured at fair value at December 31, 2021 and 2020.

There have been no changes to the valuation methods used during the years ended December 31, 2021 and 2020. There were no transfers within the fair value hierarchy during the years ended December 31, 2021 and 2020.

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

4. Property and Equipment

Property and equipment consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Property and equipment:
Laboratory equipment	$5,293	$3,277
Computer software and equipment	675	650
Office furniture and fixtures	301	301
Leasehold improvements	2,113	317
Construction in progress	—	498
	$8,382	$5,043
Accumulated depreciation	(3,879)	(2,878)
Property and equipment, net	$4,503	$2,165

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company recognized approximately $1.0 million and $0.1 million of depreciation expense for the years ended December 31, 2021 and 2020, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Payroll and employee related expenses	$2,429	$1,892
Third-party research and development expenses	1,196	381
Professional and consulting fees	486	555
Other	147	149
Total accrued expenses and other current liabilities	$4,258	$2,977

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

The Company issued as non-employee compensation 2,600 fully vested shares and 5,000 fully vested shares of the Company’s common stock in December 2021 and 2020, respectively.

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of December 31, 2021, the Company has not sold any securities under the Form S-3.

On May 11, 2021, the Company entered into an Open Market Sales Agreement (“2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of its common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as the Company’s sales agent. As of December 31, 2021, the Company has received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company has reserved for future issuances the following shares of common stock as of December 31, 2021:

As of December 31, 2021
Stock options	3,331,147
Employee stock purchase plan	214,661
Total	3,545,808

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

Upon the completion of its IPO of the Company’s common stock in May 2020, all outstanding Warrants were automatically cashless exercised resulting in the issuance of 313,794 shares of the Company’s common stock.

7. Stock-Based Compensation Expense

The Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) in February 2016 and amended it in June 2017 and June 2018. Upon adoption of the 2016 Plan, no further grants were made under the 2005 Equity Incentive Plan (“2005 Plan”).

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Incentive Award Plan (“2020 Plan,” and together with the 2016 Plan and 2005 Plan, the “Plans”), and upon effectiveness of the 2020 Plan, the Company ceased granting equity-based awards under the 2016 Plan. The 2020 Plan provides for grant of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, performance awards and other share and cash-based awards to employees and consultants and members of the Board of Directors of the Company and its subsidiaries.

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 8,800,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. On January 1, 2021, the shares available for grant under the 2020 Plan was automatically increased by 517,295. As of December 31, 2021, the Company had 1,668,286 shares available for issuance under the 2020 Plan.

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

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Year Ended December 31,
	2021	2020
Research and development	$508	$229
General and administrative	2,262	1,584
Total	$2,770	$1,813

The Company did not record any stock-based compensation associated with milestone-based awards in the years ended December 31, 2021 and 2020.

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.7%	0.6%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	85.0%	80.7%

A summary of the stock option activity under the Plans for the year ended December 31, 2021 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2020	1,428,886	$10.41	7.7	$5,165
Granted	428,500	9.72
Exercised	(72,201)	8.36
Cancelled	(122,324)	10.14
Outstanding at December 31, 2021	1,662,861	$10.34	7.6	$918
Exercisable at December 31, 2021	856,363	$9.85	6.7	$732
Vested and expected to vest at December 31, 2021	1,662,861	$10.34	7.6	$918

The weighted-average fair value of options granted to employees, directors and non-employees during the years ended December 31, 2021 and 2020 was $6.89 and $9.66, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was approximately $0.3 million and $27,000, respectively.

As of December 31, 2021, total unrecognized stock-based compensation expense relating to unvested stock options was approximately $5.7 million. This amount is expected to be recognized over a weighted-average period of 2.6 years. Additionally, as of December 31, 2021, there was approximately $36,000 of unrecognized stock-based compensation related to a stock option award related to the achievement of a revenue-based milestone. As the Company believes the achievement of the revenue-based milestone is currently not probable, it has not recorded any stock-based compensation related to this award. The Company will continue to assess the probability of achieving the revenue-based milestone at each reporting period.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2020 Employee Stock Purchase Plan

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”). The 2020 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.  The Company initially reserved 150,000 shares of common stock for issuance under the 2020 ESPP.  In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1st of each year from 2021 to 2030 by the lesser of (i) 0.5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors, provided that no more than 987,500 shares of common stock may be issued under the 2020 ESPP. On January 1, 2021, the shares available for grant under the 2020 ESPP was automatically increased by 64,661. The 2020 ESPP permits eligible participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of the Company’s common stock. The option will expire at the end of the applicable offering period, and will be exercised at that time to the extent of the payroll deductions accumulated during the offering period, subject to the limits set forth in the 2020 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2021, no shares have been issued under the 2020 ESPP.

8. Collaboration Agreement

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The Company will recognize the revenue associated with the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure combined performance obligation as the clinical supply of LYR-210 is delivered. The Company recognizes revenue associated with the development activities related to the global Phase 3 clinical trial performance obligation as the development activities are performed using an input method, according to the costs incurred as to the development activities related to the global Phase 3 clinical trial and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized as the clinical supply of LYR-210 is delivered and over the remaining time it takes to conduct the global Phase 3 clinical trial, respectively. As of December 31, 2021, the Company had deferred revenue of approximately $7.9 million related to the combined performance obligation and approximately $3.8 million related to the performance of the development activities related to the global Phase 3 clinical trial.

During the year ended December 31, 2021, the Company recognized $0.3 million of collaboration revenue associated with the performance obligations.

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

Entities affiliated with Perceptive Advisors, LLC are shareholders of both the Company and LianBio. Additionally, two of the Company’s directors are Managing Directors at Perceptive Advisors, LLC and one of these directors is also the Executive Chairman of LianBio’s board of directors.

9. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. During the years ended December 31, 2021 and 2020, the Company recorded net losses of approximately $43.5 million and $22.1 million, respectively, and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the years ended December 31, 2021 and 2020.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2021	2020
Income tax computed at federal statutory tax rate	21.0%	21.0%
Permanent differences	(0.3)%	(2.0)%
State taxes, net of federal benefit	4.9%	5.4%
Research and development and other tax credits	4.7%	2.6%
Change in deferred tax asset valuation allowance	(30.4)%	(28.4)%
Other	0.1%	1.4%
	—%	—%

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Net deferred tax assets as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$46,462	$35,729
Research and development credits	7,288	5,223
Stock-based compensation	848	322
Operating lease liabilities	382	661
Other	73	140
Total gross deferred tax assets	55,053	42,075
Less: Valuation allowance	(54,697)	(41,451)
Total deferred tax assets	356	624
Deferred tax liabilities:
Operating lease right-of-use assets	(356)	(624)
Total deferred tax liabilities	(356)	(624)
Net deferred taxes	$—	$—

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $91.4 million which may be able to offset future income tax liabilities and expire at various dates through 2037 and approximately $85.3 million of federal net operating loss carryforwards that may be carried forward indefinitely. As of December 31, 2021, the Company also had state net operating loss carryforwards of approximately $148.4 million which may be available to offset future income tax liabilities and expire at various dates through 2041.

As of December 31, 2021 and 2020, the Company had federal research and development tax credit carryforwards of approximately $5.2 million and $3.6 million, respectively, available to reduce future tax liabilities which expire at various dates through 2041. As of December 31, 2021 and 2020, the Company had state research and development tax credit carryforwards of approximately $2.7 million and $2.0 million, respectively, available to reduce future tax liabilities which expire at various dates through 2036. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

assets at December 31, 2021 and 2020 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and, as a result, a valuation allowance of approximately $54.7 million and $41.5 million, respectively, has been established at December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased by approximately $13.2 million and $6.3 million, respectively, during the years ended December 31, 2021 and 2020 due primarily to the generation of net operating losses.

The Company has recorded adjustments to deferred tax assets for unrecognized tax benefits as of December 31, 2021 and 2020. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2021 and 2020, the Company had not accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s statement of operations and comprehensive loss. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. The statute of limitations for federal and state tax authorities is closed for years prior to December 31, 2018. However, since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

10. Leases

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The components of lease cost recorded in the Company’s consolidated financial statements were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Lease Cost:
Operating lease cost	$1,056	$1,055
Variable lease cost	4,542	726
Total lease cost	$5,598	$1,781

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building and variable lease costs associated with the Company’s CMO embedded lease arrangement. During the year ended December 31, 2021, the Company recorded as research and development expense approximately $3.9 million of operating lease costs related to the CMO embedded lease.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of December 31, 2021
Weighted-average remaining lease term (in years)	1.3
Weighted-average discount rate	5.5%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of December 31, 2021 were as follows (in thousands):

Year ending December 31,
2022	$1,127
2023	382
2024	2
Total maturities	1,511
Less: Amount representing interest	(58)
Present value of operating lease liability	1,453
Less: Current portion of operating lease liability	(1,074)
Total operating lease liability, net of current portion	$379

11. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. For the years ended December 31, 2021 and 2020, the Company made a discretionary match that matches 50% of employee contributions up to a maximum of 3% of employees’ salary. Matching contributions are fully vested at the time of contribution.

Matching contribution expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Match Cost	$0.2	$0.1