Form 10-Q
period 2022-03-31
Lyra Therapeutics, Inc.
filed 2022-05-10
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 1, 2022, the registrant had 31,825,055 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including but not limited to statements regarding:

•	our plans to develop and commercialize our product candidates;
•	the timing of our ongoing or planned clinical trials for LYR-210, LYR-220, and any future product candidates;
•	the timing of and our ability to obtain and maintain regulatory approvals for LYR-210, LYR-220, and any future product candidates;
•	the clinical utility of our product candidates;
•	our commercialization, marketing, and manufacturing capabilities and strategy;
•	our expectations about the willingness of healthcare professionals to use LYR-210, LYR-220, and any future product candidates;
•	our expectations regarding the development and commercialization of LYR-210 pursuant to the terms of the LianBio License Agreement (as defined below);
•	our intellectual property position;
•	our competitive position and developments and projections relating to our competitors or our industry;
•	our ability to identify, recruit, and retain key personnel;
•	the impact of laws and regulations;
•	risks associated with the COVID-19 pandemic, which may adversely impact our business and clinical trials;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
•	our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives;
•	our estimates and statements regarding our future revenue, future results of operations, and financial position;
•	our business strategy;
•	our research and development costs; and
•	the plans and objectives of management for future operations.

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

Unless the context requires otherwise, we use the terms “Lyra,” “the Company,” “we,” “us,” “our” and similar designations in this Quarterly Report on Form 10-Q to refer to Lyra Therapeutics, Inc. and its wholly owned subsidiary, Lyra Therapeutics Securities Corporation.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$33,755	$45,747
Collaboration revenue receivable	5,000	—
Prepaid expenses and other current assets	1,800	2,171
Total current assets	40,555	47,918
Property and equipment, net	4,275	4,503
Operating lease right-of-use assets	1,109	1,355
Restricted cash	329	329
Other assets	1,077	762
Total assets	$47,345	$54,867
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,408	$3,125
Accrued expenses and other current liabilities	4,237	4,258
Operating lease liabilities	1,097	1,074
Deferred revenue	10,060	9,789
Total current liabilities	17,802	18,246
Operating lease liabilities, net of current portion	99	379
Deferred revenue, net of current portion	1,288	1,926
Total liabilities	19,189	20,551
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 13,009,896 and 13,007,178 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	228,552	227,700
Accumulated deficit	(200,409)	(193,397)
Total stockholders’ equity	28,156	34,316
Total liabilities and stockholders’ equity	$47,345	$54,867

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$5,367	$—

Operating expenses:
Research and development	8,505	4,770
General and administrative	3,888	3,061
Total operating expenses	12,393	7,831
Loss from operations	(7,026)	(7,831)
Other income:
Interest income	14	29
Total other income	14	29
Net loss	$(7,012)	$(7,802)
Comprehensive loss	$(7,012)	$(7,802)
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(0.60)
Weighted-average common shares outstanding—basic and diluted	13,008,779	12,945,546

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	12,932,377	$13	$224,363	$(149,884)	$74,492
Exercise of common stock options	30,391	—	262	—	262
Stock-based compensation	—	—	599	—	599
Net loss	—	—	—	(7,802)	(7,802)
Balance at March 31, 2021	12,962,768	$13	$225,224	$(157,686)	$67,551

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	13,007,178	$13	$227,700	$(193,397)	$34,316
Exercise of common stock options	2,718	—	8	—	8
Stock-based compensation	—	—	844	—	844
Net loss	—	—	—	(7,012)	(7,012)
Balance at March 31, 2022	13,009,896	$13	$228,552	$(200,409)	$28,156

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,012)	$(7,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	844	599
Depreciation expense	280	70
Changes in operating assets and liabilities:
Collaboration revenue receivable	(5,000)	—
Prepaid expenses and other current assets	371	78
Operating lease right-of-use assets	246	232
Other assets	(260)	—
Accounts payable	(663)	452
Accrued expenses and other current liabilities	(87)	(983)
Operating lease liabilities	(257)	(236)
Deferred revenue	(367)	—
Net cash used in operating activities	(11,905)	(7,590)
Cash flows from investing activities:
Purchases of property and equipment	(93)	(1,160)
Net cash used in investing activities	(93)	(1,160)
Cash flows from financing activities:
Payment of deferred offering expenses	(2)	—
Proceeds from exercise of stock options	8	262
Net cash provided by financing activities	6	262
Net decrease in cash and cash equivalents	(11,992)	(8,488)
Cash and cash equivalents and restricted cash, beginning of period	46,076	74,922
Cash and cash equivalents and restricted cash, end of period	$34,084	$66,434
Supplemental disclosure of non-cash financing and investing activities:
Deferred offering costs included in accounts payable and accrued expense	$68	$—

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

From inception through March 31, 2022, the Company has raised an aggregate of $249.1 million to fund its operations, of which $162.1 million were gross proceeds from sales of its redeemable convertible preferred stock, $57.3 million were net proceeds from its initial public offering, $16.8 million were gross proceeds from government contracts and $12.0 million were gross proceeds from its license and collaboration agreement. The Company has incurred recurring net losses since inception and had net losses of approximately $7.0 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively. In addition, the Company has an accumulated deficit of approximately $200.4 million at March 31, 2022. The Company expects to continue to generate operating losses for the foreseeable future. At March 31, 2022, the Company had approximately $33.8 million of cash and cash equivalents.

The Company believes that its cash and cash equivalents as of March 31, 2022, along with the approximately $100.5 million of gross proceeds from its April 2022 financing (described in further detail below in Note 6), will be sufficient to fund the Company’s operating plan for a period of at least one year from the issuance date of the condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.  The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

COVID-19 Pandemic and CARES Act

The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the Food and Drug Administration and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidates. In light of developments relating to the COVID-19 pandemic, the Company discontinued enrollment at 67 patients in its Phase 2 LANTERN clinical trial and did not enroll patients in the United States. Additionally, while the economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, including the length of time needed to vaccinate a significant segment of the global population and effectiveness of the vaccines with respect to the new variants of the virus. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which the Company relies.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2022. Since the date of those financial statements, there have been no changes to its significant accounting policies except as noted below.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of expenses

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates, which include but are not limited to management’s judgments of revenue recognition, operating lease right-of-use assets, operating lease liabilities, accrued expenses, valuation of share-based awards and deferred income taxes. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Restricted Cash

The Company had restricted cash of approximately $0.3 million as of March 31, 2022 and December 31, 2021, which was held in certificates of deposit at the Company’s financial institution to secure the Company’s letter of credit for its facility lease.

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

Collaborative arrangement revenue

On May 31, 2021, the Company entered into a License and Collaboration Agreement (“LianBio License Agreement”) with LianBio Inflammatory Limited (“LianBio”) to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. See Note 9 for further discussion of the arrangement.

Net Loss per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock and restricted stock units, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2022	2021
Stock options	2,962,177	1,762,605
Restricted stock units	42,879	—
Total	3,005,056	1,762,605

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

3. Fair Value Measurements

The Company did not have financial assets and liabilities measured at fair value at March 31, 2022 and December 31, 2021.

There have been no changes to the valuation methods used during the three months ended March 31, 2022 and 2021. There were no transfers within the fair value hierarchy during the three months ended March 31, 2022 and 2021.

The carrying values of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. Property and Equipment

Property and equipment consist of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Property and equipment:
Laboratory equipment	$5,335	$5,293
Computer software and equipment	675	675
Office furniture and fixtures	312	301
Leasehold improvements	2,112	2,113
	$8,434	$8,382
Accumulated depreciation	(4,159)	(3,879)
Property and equipment, net	$4,275	$4,503

The Company recognized approximately $0.3 million and $70,000 of depreciation expense for the three months ended March 31, 2022 and 2021, respectively.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Payroll and employee related expenses	$1,533	$2,429
Third-party research and development expenses	2,101	1,196
Professional and consulting fees	563	486
Other	40	147
Total accrued expenses and other current liabilities	$4,237	$4,258

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

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of March 31, 2022, the Company has not sold any securities under the Form S-3.

On May 11, 2021, the Company entered into an Open Market Sales Agreement (“2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of its common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as the Company’s sales agent. As of March 31, 2022, the Company has received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

The Company has reserved for future issuances the following shares of common stock as of March 31, 2022:

As of March 31, 2022
Stock options and restricted stock units	4,368,716
Employee stock purchase plan	279,696
Total	4,648,412

April 2022 Financing

On April 13, 2022, the Company announced the closing of its private placement of common stock (or, in lieu thereof, pre-funded warrants to purchase common stock), resulting in gross proceeds of approximately $100.5 million. The Company received approximately $96.6 million in net proceeds after deducting estimated offering costs of $3.9 million. In the private placement, investors had the option to purchase either (a) shares of the Company's common stock at a price of $4.22 per share, or (b) in lieu thereof, pre-funded warrants to purchase shares of the Company's common stock, with an exercise price of $0.001 per share, at a purchase price of $4.219 per share (for aggregate consideration equating to $4.22 per share). Accordingly, pursuant to the securities purchase agreement, (i) certain investors purchased an aggregate of 18,815,159 shares of common stock at the purchase price described in the foregoing sentence and (ii) certain investors purchased pre-funded warrants to purchase an aggregate of 5,000,000 shares of common stock, with the exercise price and at the purchase, in each case, described in the foregoing sentence.  Each pre-funded warrant is exercisable immediately.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

7. Stock-Based Compensation Expense

The Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) in February 2016 and amended it in June 2017 and June 2018. Upon adoption of the 2016 Plan, no further grants were made under the 2005 Equity Incentive Plan (“2005 Plan”).

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Incentive Award Plan (“2020 Plan”), and upon effectiveness of the 2020 Plan, the Company ceased granting awards under the 2016 Plan. The 2020 Plan provides for the grant of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, performance awards and other share and cash-based awards to employees and consultants and members of the Board of Directors of the Company and its subsidiaries.

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available for issuance under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 8,800,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. On January 1, 2022, the number of shares available for grant under the 2020 Plan was automatically increased by 520,287. As of March 31, 2022, the Company had 1,363,660 shares available for issuance under the 2020 Plan.

In February 2022, the Company’s Board of Directors adopted the Company’s 2022 Employment Inducement Award Plan (“Inducement Award Plan,” and together with the 2020 Plan, 2016 Plan and 2005 Plan, the “Plans”), which was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), awards made under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or any employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 520,000 shares of the Company’s common stock have been reserved for issuance under the Inducement Award Plan. In connection with the Company’s appointment of its Executive Chair, the Executive Chair was granted an option to purchase 520,000 shares of the Company’s common stock under the Inducement Award Plan.

All stock option grants are nonqualified stock options except option grants to employees and officers intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Stock options generally may not be granted at less than the fair market value of the Company’s common stock on the date of grant. Vesting periods of awards are determined by the Board of Directors or its compensation committee. Vesting periods of awards granted to date range from vesting upon grant to vesting over a four-year period. Vesting conditions are generally based on continued service. Additionally, the Company has granted certain awards which vest upon the achievement of certain market capitalization targets and achievement of revenue milestones. Stock options granted under the Plans expire no more than 10 years from the date of grant.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$227	$142
General and administrative	617	457
Total	$844	$599

The Company did not record any stock-based compensation associated with milestone-based awards in the three months ended March 31, 2022 and 2021.

In February 2022, the Company granted certain executive officers options to purchase a total of 520,000 shares of the Company’s common stock under the Inducement Award Plan and 175,000 shares under the 2020 Plan (the “Executive Options”). The Executive Options have an exercise price per share of $4.21. The Executive Options vest as to one-third of the shares underlying the options, in each case, upon the achievement of three distinct market capitalization targets during the five-year performance period following the date of grant, provided that no more than one-third of the option may vest prior to the first anniversary of the date of grant, no more than two-thirds of the option may vest prior to the second anniversary of the date of grant and the option may not become fully vested prior to the third anniversary of the date of grant, subject to the executive officers’ continued service on each applicable vesting date and certain exceptions in the context of a change in control transaction. The Executive Options’ final expiration date is February 15, 2032. Stock-based compensation during the three months ended March 31, 2022 associated with the Executive Options was $42,000.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

The following table summarizes the Company’s unrecognized stock-based compensation as of March 31, 2022:

	As of March 31, 2022
	Unrecognized Expense (in thousands)	Period of Recognition (years)
Restricted stock units	$198	3.9
Stock options	8,572	2.7
Total	$8,770

As of March 31, 2022, there was approximately $36,000 of unrecognized stock-based compensation related to a stock option award related to the achievement of a revenue-based milestone. As the Company believes the achievement of the revenue-based milestone is currently not probable, it has not recorded any stock-based compensation related to this award. The Company will continue to assess the probability of achieving the revenue-based milestone at each reporting period.

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	2.0%	0.6%
Expected dividend yield	—%	—%
Expected term (in years)	4.2	6.0
Expected volatility	80.8%	85.4%

A summary of the restricted stock unit activity under the Plans for the three months ended March 31, 2022 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2021	—	$—
Granted	42,879	$4.78
Forfeited	—	$—
Restricted stock units outstanding as of March 31, 2022	42,879	$4.78

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

A summary of the stock option activity under the Plans for the three months ended March 31, 2022 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2021	1,662,861	$10.34	7.6	$918
Granted	1,303,822	5.02
Exercised	(2,718)	2.76
Cancelled	(1,788)	9.70
Outstanding at March 31, 2022	2,962,177	$8.00	8.5	$765
Exercisable at March 31, 2022	963,740	$9.94	6.7	$629
Vested and expected to vest at March 31, 2022	2,962,177	$8.00	8.5	$765

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended March 31, 2022 and 2021 was $2.84 and $7.65, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was approximately $5,000 and $0.2 million, respectively.

2020 Employee Stock Purchase Plan

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”). The 2020 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.  The Company initially reserved 150,000 shares of common stock for issuance under the 2020 ESPP.  In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1st of each year from 2021 to 2030 by the lesser of (i) 0.5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors, provided that no more than 987,500 shares of common stock may be issued under the 2020 ESPP. On January 1, 2022, the number of shares available for grant under the 2020 ESPP was automatically increased by 65,035. The 2020 ESPP permits eligible participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of the Company’s common stock. The option will expire at the end of the applicable offering period, and will be exercised at that time to the extent of the payroll deductions accumulated during the offering period, subject to the limits set forth in the 2020 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of March 31, 2022, no shares have been issued under the 2020 ESPP.

8. Leases

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

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease Cost:
Operating lease cost	$264	$264
Variable lease cost	878	119
Total lease cost	$1,142	$383

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building and variable lease costs associated with the Company’s CMO embedded lease arrangement. During the three months ended March 31, 2022 and 2021, the Company recorded as research and development expense approximately $0.7 million and $0 of operating lease costs related to the CMO embedded lease, respectively.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of March 31, 2022
Weighted-average remaining lease term (in years)	1.1
Weighted-average discount rate	5.5%

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of March 31, 2022 were as follows (in thousands):

Year ending December 31,
Remainder of 2022	$851
2023	382
2024	2
Total maturities	1,235
Less: Amount representing interest	(39)
Present value of operating lease liability	1,196
Less: Current portion of operating lease liability	(1,097)
Total operating lease liability, net of current portion	$99

9. Collaboration Agreement

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

The Company will recognize the revenue associated with the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure combined performance obligation as the clinical supply of LYR-210 is delivered. The Company recognizes revenue associated with the development activities related to the global Phase 3 clinical trial performance obligation as the development activities are performed using an input method, according to the costs incurred as to the development activities related to the global Phase 3 clinical trial and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized as the clinical supply of LYR-210 is delivered and over the remaining time it takes to conduct the global Phase 3 clinical trial, respectively. As of March 31, 2022, the Company had deferred revenue of approximately $8.3 million related to the combined performance obligation and approximately $3.1 million related to the performance of the development activities related to the global Phase 3 clinical trial.

During the three months ended March 31, 2022 and 2021, the Company recognized $0.4 million and $0 of collaboration revenue associated with performance obligations, respectively, and $5.0 million and $0 of collaboration revenue associated with milestone achievements, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.

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

From inception through March 31, 2022, we have raised an aggregate of $249.1 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $57.3 million were net proceeds from our initial public offering in May 2020, $16.8 million were gross proceeds from government contracts and $12.0 million were gross proceeds from our license and collaboration agreement. On April 7, 2022, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors named therein  pursuant to which we agreed to sell (i) an aggregate of 18,815,159 shares of common stock to the Investors at a purchase price of $4.22 per share and (ii) warrants to purchase an aggregate of 5,000,000 shares of common stock with an exercise price of $0.001 per share, at a purchase price of $4.219 per share, for aggregate gross proceeds of approximately $100.5 million, before deducting private placement expenses, or the April 2022 Financing.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $7.0 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $200.4 million. We anticipate that our expenses will increase significantly as we:

•	conduct additional clinical trials of our most advanced product candidate, LYR-210, including two planned pivotal Phase 3 clinical trials of LYR-210;
•	conduct a Phase 2 clinical trial of LYR-220;
•	continue to discover and develop additional product candidates;
•	establish manufacturing and supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain marketing approval;
•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
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

COVID-19 Pandemic and CARES Act

The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, including the length of time needed to vaccinate a significant segment of the global population and effectiveness of the vaccines with respect to the new variants of the virus. We do not yet know the full extent of potential delays or impacts on our business, financing, or clinical trial activities, or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations, and business and those of the third parties on which we rely.

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

As of March 31, 2022, we had cash and cash equivalents totaling $33.8 million. We believe that our existing cash and cash equivalents, along with the approximately $100.5 million of gross proceeds from our April 2022 Financing, will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform, and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have recognized $5.7 million of collaboration revenue from our License and Collaboration Agreement, or LianBio License Agreement, with LianBio Inflammatory Limited, or LianBio.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 9, 2022 and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies used in the preparation of our unaudited condensed consolidated financial statements require the most significant judgments and estimates.

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

Accrued Research and Development Expenses

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing purchase orders and open contracts, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed, on a pre-determined schedule, or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our unaudited condensed consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the following costs incurred for services in connection with research and development activities for which we have not yet been invoiced:

•vendors in connection with preclinical development activities;

•vendors in connection with the testing of preclinical and clinical trial materials;

•CROs in connection with preclinical and clinical studies; and

•investigative sites in connection with clinical trials.

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

The Black-Scholes option-pricing model uses the following inputs: the fair value of our common stock, the expected volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. Following the closing of our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock. We have historically been a private company and lack company-specific historical and implied volatility data. Therefore, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us, including stage of product development, life science industry focus, length of trading history, and similar vesting provisions. The historical volatility data is calculated based on a period of time commensurate with the expected term assumption. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. Under this approach, the weighted-average expected option term is presumed to be the average of the contractual term (ten years) and the vesting term (generally four years) of our stock options. We utilize this method due to lack of historical exercise data and the “plain-vanilla” nature of our stock-based awards. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid cash dividends, other than a special dividend in March 2012, and have no current plans to pay any cash dividends on our common stock.

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K except as otherwise described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements.

Recently Issued and Adopted Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, such standards will not have a material impact on our consolidated financial statements or do not otherwise apply to our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Dollar
	2022	2021	Change
Collaboration revenue	$5,367	$—	$5,367

Operating expenses:
Research and development	8,505	4,770	3,735
General and administrative	3,888	3,061	827
Total operating expenses	12,393	7,831	4,562
Loss from operations	(7,026)	(7,831)	805
Other income:
Interest income	14	29	(15)
Total other income	14	29	(15)
Net loss	$(7,012)	$(7,802)	$790

Collaboration Revenue

The increase in collaboration revenue was a result of revenue recognized under the LianBio License Agreement related to the achievement of a development milestone in the amount of $5.0 million and revenue related to performance obligations under the LianBio License Agreement in the amount of $0.4 million.

Research and Development Expenses

Research and development expenses increased by $3.7 million to $8.5 million for the three months ended March 31, 2022 from $4.8 million for the three months ended March 31, 2021.

The increase in research and development expenses for the three months ended March 31, 2022 was primarily attributable to increased clinical development costs of $2.0 million as we enrolled our first patient in our ENLIGHTEN I Phase 3 clinical trial, employee related costs of $0.8 million as we increased research and development headcount to support increased research and development activities,  product development and manufacturing costs of $0.3 million as we increased activities to support our clinical activities and depreciation expense of $0.2 million as we invest in our manufacturing capabilities.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million to $3.9 million for the three months ended March 31, 2022 from $3.1 million for the three months ended March 31, 2021.

The increase in general and administrative expenses for the three months ended March 31, 2022 was primarily attributable to increased professional and consulting costs of $0.6 million and employee related costs of $0.4 million, of which $0.1 million was related to stock-based compensation. These were partially offset by a decrease in public company related costs of $0.1 million.

Interest Income

Interest income decreased by $15,000 to $14,000 for the three months ended March 31, 2022 from $29,000 for the three months ended March 31, 2021. The decrease was attributable to lower average cash and cash equivalent balances during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. We expect interest income to increase as a result of investing the net proceeds of our April 2022 Financing.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through March 31, 2022 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $57.3 million from our IPO, $16.8 million from government contracts and $12.0 million of gross proceeds from our license and collaboration agreement. In April 2022, we raised from the sale of our common stock and pre-funded warrants gross proceeds of approximately $100.5 million, before deducting private placement expenses, from our April 2022 Financing. The following table provides information regarding our total cash and cash equivalents at March 31, 2022 and December 31, 2021 (in thousands):

	As of	As of
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$33,755	$45,747

We currently have an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021, or the Form S-3, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of March 31, 2022, we have not sold any securities under the Form S-3.

On May 11, 2021, we entered into an Open Market Sales Agreement, or 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of March 31, 2022, we had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(11,905)	$(7,590)
Net cash used in investing activities	(93)	(1,160)
Net cash provided by financing activities	6	262
Net decrease in cash and cash equivalents	$(11,992)	$(8,488)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $11.9 million for the three months ended March 31, 2022 compared to $7.6 million for the three months ended March 31, 2021. The increase in cash used in operating activities of $4.3 million was primarily attributable to changes in cash used by operating activities resulting from:

•	$0.8 million increase in net loss;
•	$5.5 million decrease in changes in the components of working capital;
•	$0.2 million increase in stock-based compensation; and
•	$0.2 million increase in depreciation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2022 compared to $1.2 million for the three months ended March 31, 2021. The decrease in cash used in investing activities of $1.1 million was attributable to a decrease in cash used for the purchase of property, equipment and CMO leasehold improvements as we have now begun manufacturing our product candidates for our clinical trials at our CMO’s facility and our facility in Watertown, Massachusetts.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6,000 for the three months ended March 31, 2022 compared to $0.3 million for the three months ended March 31, 2021. The decrease in cash provided by financing activities of $0.3 million during the three months ended March 31, 2022 was primarily attributable to lower proceeds from the exercise of stock options during the three months ended March 31, 2022.

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

We expect that our existing cash and cash equivalents, along with the approximately $100.5 million of gross proceeds from our April 2022 Financing (described in further detail above in Note 6 in the unaudited condensed consolidated financial statements), will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting future clinical trials of LYR-210 and LYR-220;
•

the costs of manufacturing additional material for two pivotal Phase 3 clinical trials of LYR-210 and a Phase 2 clinical trial of LYR-220 as well as potential future clinical studies we might conduct for our other product candidates;

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information included in this Quarterly Report on Form 10-Q before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $7.0 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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

Based on our current operating plan, we believe that our current cash and cash equivalents along with the gross proceeds from our April 2022 Financing will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into mid-2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LYR-210 and LYR-220 is highly uncertain, we are unable to estimate the actual funds we will require for development, approval, and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex, and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Serious adverse events, or SAEs, or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our clinical trials or pre-clinical studies could reveal a high and unacceptable severity and prevalence of side effects, toxicities, or unexpected characteristics, including death. For example, in our Phase 1 clinical trial for our most advanced product candidate, LYR-210, there was one SAE in the active group (acute myocardial infarction), which was considered not related to LYR-210. For more information, see “Business—LYR-210 for the Treatment of CRS—Overview of Our Clinical Development for LYR-210” in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.

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

Our computer systems, as well as those of our CROs and other contractors, vendors, suppliers, and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war (including the war between Russia and Ukraine), and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs and our business. For example, the loss of pre-clinical studies or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential, or proprietary information, we could incur liability and the further development of LYR-210, LYR-220, or any other product candidate could be delayed.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safe to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic, including providing guidance regarding the conduct of clinical trials. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs, and sales, marketing and distribution. As of March 31, 2022, we had 57 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Based on the number of shares of common stock outstanding as of March 31, 2022, our current executive officers, directors, and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 54.6% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management, and approval of any merger, consolidation, or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of approximately 13.2 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investor rights agreement between us and such holders. In addition, other holders of approximately 15.5 million share of our common stock have rights, subject to specified conditions, to require us to file a registration statement covering their shares, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the registration rights agreement between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have taken advantage of reduced reporting burdens in our Annual Report on Form 10-K filed with the SEC on March 9, 2022. In particular, in that Annual Report on Form 10-K, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Other than as disclosed in the Company’s Current Report on Form 8-K filed on April 13, 2022, the Company has not sold equity securities in a transaction that is not registered under the Securities Act during the quarter ended March 31, 2022.

Issuer Purchases of Equity Securities

In the quarter ended March 31, 2022, we did not repurchase any shares of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1	4.2	April 27, 2020	333-236962

4.2	Ninth Amended and Restated Investor Rights Agreement, dated as of April 7, 2022, by and among Registrant and the Investors named therein	8-K	4.1	April 13, 2022	001-39273

4.3	Form of Common Stock Purchase Warrant, together with a schedule of Warrants, each dated April 12, 2022, issued by Registrant to the Investors set forth on such schedule	8-K	4.2	April 13, 2022	001-39273

10.1	Securities Purchase Agreement, dated as of April 7, 2022, by and among Registrant and the Investors named therein	8-K	10.1	April 13, 2022	001-39273

10.2	Registration Rights Agreement, dated as of April 7, 2022, by and among Registrant and the Investors named therein	8-K	10.2	April 13, 2022	001-39273
10.3	First Amendment to the Employment Agreement, dated February 16, 2022, between the Registrant and Maria Palasis, Ph.D.	8-K	10.1	February 18,2022	001-39273

10.4	Employment Agreement, dated February 16, 2022, between the Registrant and Harlan Waksal, M.D.	8-K	10.2	February 18, 2022	001-39273

10.5	Lyra Therapeutics, Inc. 2020 Incentive Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Maria Palasis, Ph.D., on February 16, 2022	8-K	10.3	February 18, 2022	001-39273

10.6	Lyra Therapeutics, Inc. 2022 Inducement Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Harlan Waksal, M.D. on February 16, 2022	8-K	10.4	February 18, 2022	001-39273

10.7	Lyra Therapeutics, Inc. 2022 Inducement Award Plan	8-K	10.5	February 18, 2022	001-39273

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: May 10, 2022	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial and Accounting Officer)