Form 10-Q
period 2022-06-30
Lyra Therapeutics, Inc.
filed 2022-08-09
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 31,826,357 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including but not limited to statements regarding:

•	our plans to develop and commercialize our product candidates;
•	the timing of our ongoing or planned clinical trials for LYR-210, LYR-220, and any future product candidates;
•	the timing of and our ability to obtain and maintain regulatory approvals for LYR-210, LYR-220, and any future product candidates;
•	the clinical utility of our product candidates;
•	our commercialization, marketing, and manufacturing capabilities and strategy;
•	our expectations about the willingness of healthcare professionals to use LYR-210, LYR-220, and any future product candidates;
•	our expectations regarding the development and commercialization of LYR-210 pursuant to the terms of the LianBio License Agreement (as defined below);
•	our intellectual property position;
•	our competitive position and developments and projections relating to our competitors or our industry;
•	our ability to identify, recruit, and retain key personnel;
•	the impact of laws and regulations;
•	risks associated with the evolving COVID-19 pandemic, which may adversely impact our business and clinical trials;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act;
•	our plans to identify additional product candidates with significant commercial potential that are consistent with our commercial objectives;
•	our estimates and statements regarding our future revenue, future results of operations, and financial position;
•	our business strategy;
•	our research and development costs; and
•	the plans and objectives of management for future operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$120,669	$45,747
Restricted cash	329	—
Prepaid expenses and other current assets	1,383	2,171
Total current assets	122,381	47,918
Property and equipment, net	4,009	4,503
Operating lease right-of-use assets	860	1,355
Restricted cash	1,089	329
Other assets	1,696	762
Total assets	$130,035	$54,867
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,670	$3,125
Accrued expenses and other current liabilities	5,465	4,258
Operating lease liabilities	926	1,074
Deferred revenue	1,811	9,789
Total current liabilities	9,872	18,246
Operating lease liabilities, net of current portion	3	379
Deferred revenue, net of current portion	9,130	1,926
Total liabilities	19,005	20,551
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 31,826,357 and 13,007,178 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	32	13
Additional paid-in capital	325,891	227,700
Accumulated deficit	(214,893)	(193,397)
Total stockholders’ equity	111,030	34,316
Total liabilities and stockholders’ equity	$130,035	$54,867

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$407	$—	$5,774	$—

Operating expenses:
Research and development	10,793	7,505	19,298	12,275
General and administrative	4,132	3,560	8,020	6,621
Total operating expenses	14,925	11,065	27,318	18,896
Loss from operations	(14,518)	(11,065)	(21,544)	(18,896)
Other income:
Interest income	34	26	48	55
Total other income	34	26	48	55
Net loss	$(14,484)	$(11,039)	$(21,496)	$(18,841)
Comprehensive loss	$(14,484)	$(11,039)	$(21,496)	$(18,841)
Net loss per share attributable to common stockholders—basic and diluted	$(0.43)	$(0.85)	$(0.91)	$(1.45)
Weighted-average common shares outstanding—basic and diluted	33,946,428	12,991,837	23,535,442	12,968,820

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	12,932,377	$13	$224,363	$(149,884)	$74,492
Exercise of common stock options	30,391	—	262	—	262
Stock-based compensation	—	—	599	—	599
Net loss	—	—	—	(7,802)	(7,802)
Balance at March 31, 2021	12,962,768	13	225,224	(157,686)	67,551
Exercise of common stock options	38,337	—	331	—	331
Stock-based compensation	—	—	656	—	656
Net loss	—	—	—	(11,039)	(11,039)
Balance at June 30, 2021	13,001,105	$13	$226,211	$(168,725)	$57,499

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	13,007,178	$13	$227,700	$(193,397)	$34,316
Exercise of common stock options	2,718	—	8	—	8
Stock-based compensation	—	—	844	—	844
Net loss	—	—	—	(7,012)	(7,012)
Balance at March 31, 2022	13,009,896	13	228,552	(200,409)	28,156
Issuance of common stock and pre-funded warrants, net of issuance costs of $4,244	18,815,159	19	96,232	—	96,251
Issuance of common stock upon RSU vesting	1,302	—	—	—	—
Stock-based compensation	—	—	1,107	—	1,107
Net loss	—	—	—	(14,484)	(14,484)
Balance at June 30, 2022	31,826,357	$32	$325,891	$(214,893)	$111,030

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,496)	$(18,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,951	1,255
Depreciation expense	566	373
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	788	297
Operating lease right-of-use assets	495	467
Other assets	(949)	—
Accounts payable	(1,639)	743
Accrued expenses and other current liabilities	1,207	(22)
Operating lease liabilities	(524)	(481)
Deferred revenue	(774)	12,000
Net cash used in operating activities	(20,375)	(4,209)
Cash flows from investing activities:
Purchases of property and equipment	(107)	(1,785)
Net cash used in investing activities	(107)	(1,785)
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants	100,495	—
Payment of deferred offering expenses	(4,010)	(146)
Proceeds from exercise of stock options	8	593
Net cash provided by financing activities	96,493	447
Net increase (decrease) in cash, cash equivalents and restricted cash	76,011	(5,547)
Cash, cash equivalents and restricted cash, beginning of period	46,076	74,922
Cash, cash equivalents and restricted cash, end of period	$122,087	$69,375
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$6	$363
Deferred offering costs included in accounts payable and accrued expense	$236	$97

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

From inception through June 30, 2022, the Company has raised an aggregate of $345.4 million to fund its operations, of which $162.1 million were gross proceeds from sales of its redeemable convertible preferred stock, $96.3 million were net proceeds from its April 2022 Financing (as defined below) (see Note 6); $57.3 million were net proceeds from its initial public offering, $16.8 million were gross proceeds from government contracts and $12.0 million were gross proceeds from its license and collaboration agreement. The Company has incurred recurring net losses since inception and had net losses of approximately $21.5 million and $18.8 million for the six months ended June 30, 2022 and 2021, respectively. In addition, the Company has an accumulated deficit of approximately $214.9 million at June 30, 2022. The Company expects to continue to generate operating losses for the foreseeable future. At June 30, 2022, the Company had approximately $120.7 million of cash and cash equivalents.

The Company believes that its cash and cash equivalents as of June 30, 2022 will be sufficient to fund the Company’s operating plan for a period of at least one year from the issuance date of the condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all.  The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations and its cash flows for the three and six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022.

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

Restricted Cash

The Company had restricted cash of approximately $1.4 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively, which are held in certificates of deposit and collateral accounts at the Company’s financial institution to secure the Company’s letters of credit for its facility leases, as discussed in Note 8.

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

Net Loss per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The weighted-average common shares outstanding as of June 30, 2022 included pre-funded warrants to purchase up to an aggregate of 5,000,000 shares of common stock that were issued in connection with the April 2022 Financing (as defined below), as discussed in Note 6. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock and restricted stock units, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six Months Ended June 30,
	2022	2021
Stock options	4,017,726	1,764,499
Restricted stock units	42,353	—
Total	4,060,079	1,764,499

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

3. Fair Value Measurements

The Company did not have financial assets and liabilities measured at fair value at June 30, 2022 and December 31, 2021.

There have been no changes to the valuation methods used during the three and six months ended June 30, 2022 and 2021. There were no transfers within the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.

The carrying values of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

4. Property and Equipment

Property and equipment consist of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Property and equipment:
Laboratory equipment	$5,344	$5,293
Computer software and equipment	675	675
Office furniture and fixtures	323	301
Leasehold improvements	2,112	2,113
	$8,454	$8,382
Accumulated depreciation	(4,445)	(3,879)
Property and equipment, net	$4,009	$4,503

The Company recognized approximately $0.3 million and $0.3 million of depreciation expense for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.4 million of depreciation expense for the six months ended June 30, 2022 and 2021, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Payroll and employee related expenses	$2,087	$2,429
Third-party research and development expenses	2,714	1,196
Professional and consulting fees	549	486
Other	115	147
Total accrued expenses and other current liabilities	$5,465	$4,258

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

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of June 30, 2022, the Company has not sold any securities under the Form S-3.

On May 11, 2021, the Company entered into an Open Market Sales Agreement (“2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of its common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as the Company’s sales agent. As of June 30, 2022, the Company has received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

April 2022 Financing

On April 13, 2022, the Company announced the closing of its private placement of common stock (or, in lieu thereof, pre-funded warrants to purchase common stock), resulting in gross proceeds of approximately $100.5 million (“April 2022 Financing”). The Company received approximately $96.3 million in net proceeds after deducting estimated offering costs of $4.2 million. In the private placement, investors had the option to purchase either (a) shares of the Company's common stock at a price of $4.22 per share, or (b) in lieu thereof, pre-funded warrants to purchase shares of the Company's common stock, with an exercise price of $0.001 per share, at a purchase price of $4.219 per share (for aggregate consideration equating to $4.22 per share). Accordingly, pursuant to the securities purchase agreement, (i) certain investors purchased an aggregate of 18,815,159 shares of common stock at the purchase price described in the foregoing sentence and (ii) certain investors purchased pre-funded warrants to purchase an aggregate of 5,000,000 shares of common stock, with the exercise price and at the purchase, in each case, described in the foregoing sentence.  Each pre-funded warrant is exercisable immediately.

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $19.7 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. No pre-funded warrants have been exercised as of June 30, 2022.

The Company has reserved for future issuances the following shares of common stock as of June 30, 2022:

As of June 30, 2022
Pre-funded warrants	5,000,000
Stock options and restricted stock units	5,550,416
Employee stock purchase plan	279,696
Total	10,830,112

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

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available for issuance under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 8,800,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. On January 1, 2022, the number of shares available for grant under the 2020 Plan was automatically increased by 520,287. As of June 30, 2022, the Company had 1,260,337 shares available for issuance under the 2020 Plan.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

In February 2022, the Company’s Board of Directors adopted the Company’s 2022 Employment Inducement Award Plan (“Inducement Award Plan,” and together with the 2020 Plan, 2016 Plan and 2005 Plan, the “Plans”), which was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), awards made under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or any employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 1,703,002 shares of the Company’s common stock have been reserved for issuance under the Inducement Award Plan. In connection with the Company’s appointment of its Executive Chair, the Executive Chair was granted options to purchase 1,473,002 shares of the Company’s common stock under the Inducement Award Plan. As of June 30, 2022, the Company had 230,000 shares available for issuance under the Inducement Award Plan.

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

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$209	$146	$436	$288
General and administrative	898	510	1,515	967
Total	$1,107	$656	$1,951	$1,255

The Company did not record any stock-based compensation associated with milestone-based awards in the three and six months ended June 30, 2022 and 2021.

In February 2022, the Company granted certain executive officers an aggregate of options to purchase a total of 520,000 shares of the Company’s common stock under the Inducement Award Plan (“February 2022 Inducement Option”) and 175,000 shares under the 2020 Plan (together with the February 2022 Inducement Option, the “February 2022 Options”). The February 2022 Options have an exercise price per share of $4.21. The February 2022 Options’ final expiration date is February 15, 2032. In June 2022, the Company granted a certain executive officer an additional option under the Inducement Award Plan to purchase a total of 953,002 shares of the Company’s common stock which has an exercise price per share of $5.09 (the “June 2022 Executive Option”, and together with the February 2022 Options, “the Executive Options”). The June 2022 Executive Option’s final expiration date is June 15, 2032. The Executive Options vest as to one-third of the shares underlying the options, in each case, upon the achievement of three distinct market capitalization targets during the five-year performance period following the date of grant, provided that no more than one-third of the option may vest prior to the first anniversary of the date of grant, no more than two-thirds of the option may vest prior to the second anniversary of the date of grant and the option may not become fully vested prior to the third anniversary of the date of grant, subject to the executive officers’ continued service on each applicable vesting date and certain exceptions in the context of a change in control transaction. Stock-based compensation during the three and six months ended June 30, 2022 associated with the Executive Options was $0.3 million and $0.4 million, respectively.

The following table summarizes the Company’s unrecognized stock-based compensation as of June 30, 2022:

	As of June 30, 2022
	Unrecognized Expense (in thousands)	Period of Recognition (years)
Restricted stock units	$184	3.5
Stock options	11,444	2.2
Total	$11,628

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

As of June 30, 2022, there was approximately $36,000 of unrecognized stock-based compensation related to a stock option award related to the achievement of a revenue-based milestone. As the Company believes the achievement of the revenue-based milestone is currently not probable, it has not recorded any stock-based compensation related to this award. The Company will continue to assess the probability of achieving the revenue-based milestone at each reporting period.

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, or a Monte Carlo simulation in the case of the Executive Options, with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.2%	0.9%	2.5%	0.7%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	2.1	5.7	3.3	6.0
Expected volatility	80.6%	84.7%	80.7%	85.3%

A summary of the restricted stock unit activity under the Plans for the six months ended June 30, 2022 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2021	—	$—
Granted	45,483	$4.79
Vested	(1,302)	$4.89
Forfeited	(1,828)	$4.78
Restricted stock units outstanding as of June 30, 2022	42,353	$4.78

A summary of the stock option activity under the Plans for the six months ended June 30, 2022 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2021	1,662,861	$10.34	7.6	$918
Granted	2,381,749	5.07
Exercised	(2,718)	2.76
Cancelled	(24,166)	7.10
Outstanding at June 30, 2022	4,017,726	$7.24	8.7	$3,544
Exercisable at June 30, 2022	1,118,220	$9.79	6.8	$1,371
Vested and expected to vest at June 30, 2022	4,017,726	$7.24	8.7	$3,544

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended June 30, 2022 and 2021 was $3.73 and $5.49, respectively, and $3.24 and $7.28 for the six months ended June 30, 2022 and 2021, respectively.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2022 and 2021 was approximately $0 and $72,000, respectively, and $5,000 and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

2020 Employee Stock Purchase Plan

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”). The 2020 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.  The Company initially reserved 150,000 shares of common stock for issuance under the 2020 ESPP.  In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1st of each year from 2021 to 2030 by the lesser of (i) 0.5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors, provided that no more than 987,500 shares of common stock may be issued under the 2020 ESPP. On January 1, 2022, the number of shares available for grant under the 2020 ESPP was automatically increased by 65,035. The 2020 ESPP permits eligible participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of the Company’s common stock. The option will expire at the end of the applicable offering period, and will be exercised at that time to the extent of the payroll deductions accumulated during the offering period, subject to the limits set forth in the 2020 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of June 30, 2022, no shares have been issued under the 2020 ESPP.

8. Leases

Watertown Lease

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

Waltham Lease

In May 2022, the Company executed a new lease for laboratory and office space. This lease will commence when the Company obtains possession of the underlying asset, which is expected to occur in the second quarter of 2023, following completion of construction to prepare the premises for the Company’s intended use. Annual base rent will start at $2.2 million increasing 3% per year through the original non-cancelable term of the lease, which is ten years and two months following the lease commencement date. The Company has the option to extend the lease for one additional 5-year term and is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

As of June 30, 2022, the lease was not recorded on the condensed consolidated balance sheet as the facility is under construction and no payments relating to landlord-owned leasehold improvements have been made by the Company. When payments are made by the Company relating to landlord-owned leasehold improvements, they will be recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company plans to reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but the prepayment will not be included in the measurement of the lease liability. The lease will be recorded as a component of the Company’s right-of-use asset and operating lease liabilities when the lease commencement date occurs.

The Company provided a letter of credit in the amount of $1.1 million as a security for the lease, which expires on May 1, 2023, at which point the letter will automatically renew each calendar year up to but not beyond July 31, 2033. The cash securing the letter of credit is classified as restricted cash on the consolidated balance sheet.

In addition to the leases discussed above, the Company is party to an April 2020 lease for office equipment that expires in June 2024.  The equipment lease is accounted for as an operating lease.

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

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease Cost:
Operating lease cost	$264	$264	$528	$528
Variable lease cost	1,996	1,243	2,874	1,362
Total lease cost	$2,260	$1,507	$3,402	$1,890

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building and variable lease costs associated with the Company’s CMO embedded lease arrangement. During the three months ended June 30, 2022 and 2021, the Company recorded as research and development expense approximately $1.8 million and $1.1 million of operating lease costs related to the CMO embedded lease, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded as research and development expense approximately $2.5 million and $1.1 million of operating lease costs related to the CMO embedded lease, respectively.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of June 30, 2022
Weighted-average remaining lease term (in years)	0.8
Weighted-average discount rate	5.5%

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of June 30, 2022 were as follows (in thousands):

Year ending December 31,
Remainder of 2022	$569
2023	382
2024	2
Total maturities	953
Less: Amount representing interest	(24)
Present value of operating lease liability	929
Less: Current portion of operating lease liability	(926)
Total operating lease liability, net of current portion	$3

9. Collaboration Agreement

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

Additionally, the Company determined that LianBio’s right of first refusal to obtain development and commercial rights in the licensed territories to LYR-220 is an option as any agreement would be negotiated at arm’s length and as a result does not provide a material right to LianBio and as such, is not considered a performance obligation.

The Company will recognize the revenue associated with the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure combined performance obligation as the clinical supply of LYR-210 is delivered. The Company recognizes revenue associated with the development activities related to the global Phase 3 clinical trial performance obligation as the development activities are performed using an input method, according to the costs incurred as to the development activities related to the global Phase 3 clinical trial and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized as the clinical supply of LYR-210 is delivered and over the remaining time it takes to conduct the global Phase 3 clinical trial, respectively. As of June 30, 2022, the Company had deferred revenue of approximately $8.3 million related to the combined performance obligation and approximately $2.7 million related to the performance of the development activities related to the global Phase 3 clinical trial.

During the three months ended June 30, 2022 and 2021, the Company recognized $0.4 million and $0 of collaboration revenue associated with performance obligations, respectively, and $0 of collaboration revenue associated with milestone achievements. During the six months ended June 30, 2022 and 2021, the Company recognized $0.8 million and $0 of collaboration revenue associated with performance obligations, respectively, and $5.0 million and $0 of collaboration revenue associated with milestone achievements, respectively.

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

From inception through June 30, 2022, we have raised an aggregate of $345.4 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our sale of common stock and pre-funded warrants in April 2022, or the April 2022 Financing, $57.3 million were net proceeds from our initial public offering in May 2020, $16.8 million were gross proceeds from government contracts and $12.0 million were gross proceeds from our license and collaboration agreement.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $14.5 million and $11.0 million for the three months ended June 30, 2022 and 2021, respectively, and $21.5 million and $18.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $214.9 million. We anticipate that our expenses will increase significantly as we:

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

As of June 30, 2022, we had cash and cash equivalents totaling $120.7 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform, and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have recognized $6.1 million of collaboration revenue from our License and Collaboration Agreement, or LianBio License Agreement, with LianBio Inflammatory Limited, or LianBio.

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and restricted cash.

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

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Dollar
	2022	2021	Change
Collaboration revenue	$407	$—	$407

Operating expenses:
Research and development	10,793	7,505	3,288
General and administrative	4,132	3,560	572
Total operating expenses	14,925	11,065	3,860
Loss from operations	(14,518)	(11,065)	(3,453)
Other income:
Interest income	34	26	8
Total other income	34	26	8
Net loss	$(14,484)	$(11,039)	$(3,445)

Collaboration Revenue

The increase in collaboration revenue for the three months ended June 30, 2022 was a result of revenue recognized under the LianBio License Agreement related to performance obligations under the LianBio License Agreement in the amount of $0.4 million.

Research and Development Expenses

Research and development expenses increased by $3.3 million to $10.8 million for the three months ended June 30, 2022 from $7.5 million for the three months ended June 30, 2021.

The increase in research and development expenses for the three months ended June 30, 2022 was primarily attributable to increased clinical development costs of $2.6 million as we continued to enroll patients in our ENLIGHTEN I Phase 3 clinical trial and employee related costs of $1.0 million as we increased research and development headcount to support increased research and development activities. These increases were partially offset by decreased consulting costs of $0.3 million and decreased product development and manufacturing costs of $0.2 million as we improved yields in product manufacturing.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million to $4.1 million for the three months ended June 30, 2022 from $3.6 million for the three months ended June 30, 2021.

The increase in general and administrative expenses for the three months ended June 30, 2022 was primarily attributable to increased employee related costs of $0.7 million, of which $0.4 million was related to stock-based compensation. This increase was partially offset by decreased professional and consulting costs of $0.1 million.

Interest Income

Interest income increased by $8,000 to $34,000 for the three months ended June 30, 2022 from $26,000 for the three months ended June 30, 2021. The increase was attributable to higher average cash and cash equivalent balances during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 as a result of the proceeds received from our April 2022 Financing.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Dollar
	2022	2021	Change
Collaboration revenue	$5,774	$—	$5,774

Operating expenses:
Research and development	19,298	12,275	7,023
General and administrative	8,020	6,621	1,399
Total operating expenses	27,318	18,896	8,422
Loss from operations	(21,544)	(18,896)	(2,648)
Other income:
Interest income	48	55	(7)
Total other income	48	55	(7)
Net loss	$(21,496)	$(18,841)	$(2,655)

Collaboration Revenue

The increase in collaboration revenue was a result of revenue recognized under the LianBio License Agreement related to the achievement of a development milestone in the amount of $5.0 million and revenue related to performance obligations under the LianBio License Agreement in the amount of $0.8 million.

Research and Development Expenses

Research and development expenses increased by $7.0 million to $19.3 million for the six months ended June 30, 2022 from $12.3 million for the six months ended June 30, 2021.

The increase in research and development expenses for the six months ended June 30, 2022 was primarily attributable to increased clinical development costs of $4.6 million as we enrolled our first patients in our ENLIGHTEN I Phase 3 clinical trial, employee related costs of $1.8 million as we increased research and development headcount to support increased research and development activities, product development and manufacturing costs of $0.1 million as we increased activities to support our clinical activities while we improved yields in product manufacturing and depreciation expense of $0.2 million as we invest in our manufacturing capabilities.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million to $8.0 million for the six months ended June 30, 2022 from $6.6 million for the six months ended June 30, 2021.

The increase in general and administrative expenses for the six months ended June 30, 2022 was primarily attributable to increased employee related costs of $1.0 million, of which $0.5 million was related to stock-based compensation as well as professional and consulting costs of $0.5 million. These were partially offset by a decrease in public company related costs of $0.1 million.

Interest Income

Interest income decreased by $7,000 to $48,000 for the six months ended June 30, 2022 from $55,000 for the six months ended June 30, 2021. The decrease was primarily attributable to lower average cash and cash equivalent balances during the first quarter of 2022 prior to the receipt of the net proceeds from our April 2022 Financing.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through June 30, 2022 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $96.3 million from our April 2022 Financing, net proceeds of $57.3 million from our IPO, $16.8 million from government contracts and $12.0 million of gross proceeds from our license and collaboration agreement. The following table provides information regarding our total cash and cash equivalents at June 30, 2022 and December 31, 2021 (in thousands):

	As of	As of
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$120,669	$45,747

We currently have an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021, or the Form S-3, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of June 30, 2022, we have not sold any securities under the Form S-3.

On May 11, 2021, we entered into an Open Market Sales Agreement, or 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of June 30, 2022, we had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(20,375)	$(4,209)
Net cash used in investing activities	(107)	(1,785)
Net cash provided by financing activities	96,493	447
Net increase (decrease) in cash, cash equivalents and restricted cash	$76,011	$(5,547)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $20.4 million for the six months ended June 30, 2022 compared to $4.2 million for the six months ended June 30, 2021. The increase in cash used in operating activities of $16.2 million was primarily attributable to changes in cash used by operating activities resulting from:

•	$2.7 million increase in net loss;
•	$14.4 million decrease in changes in the components of working capital;
•	$0.7 million increase in stock-based compensation; and
•	$0.2 million increase in depreciation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2022 compared to $1.8 million for the six months ended June 30, 2021. The decrease in cash used in investing activities of $1.7 million was attributable to a decrease in cash used for the purchase of property, equipment and CMO leasehold improvements as we have now begun manufacturing our product candidates for our clinical trials at our CMO’s facility and our facility in Watertown, Massachusetts.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $96.5 million for the six months ended June 30, 2022 compared to $0.4 million for the six months ended June 30, 2021. The increase in cash provided by financing activities of $96.0 million during the six months ended June 30, 2022 was primarily attributable to the net proceeds received from our April 2022 Financing during the six months ended June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $14.5 million and $11.0 million for the three months ended June 30, 2022 and 2021, respectively, and $21.5 million and $18.8 million for the six months ended June 30, 2022 and 2021. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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

On December 7, 2020, we reported top-line results from our Phase 2 LANTERN clinical trial, including that LYR-210 failed to meet the primary endpoint of the trial. We believe this was primarily due to the discontinuation of enrollment related to the COVID-19 pandemic. As a result of the decrease in the number of patients enrolled from planned (99 evaluable) to actually enrolled (67) patients in our Phase 2 LANTERN clinical trial, a greater magnitude of change in composite score of the seven-day average of four cardinal symptoms from baseline at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 was required in order for the trial to achieve statistical significance for the primary endpoint. There can be no assurance that we will achieve the primary endpoint or any other endpoints in the ENLIGHTEN Phase 3 clinical trials we commence for LYR-210.

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

We have initiated the pivotal Phase 3 clinical trials for our most advanced product candidate, LYR-210. Additionally, our other product candidate, LYR-220, commenced its Phase 2 BEACON clinical trial in November 2021. It is impossible to predict when or if either of our product candidates will prove effective and safe in humans or if we will receive regulatory approval for any of our product candidates, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

In addition, subjects treated with LYR-210 have experienced adverse events, including epistaxis, rhinitis, rhinorrhea, facial pain, nasopharyngitis, sinusitis, upper respiratory tract infection, procedural headache, nasal discomfort, and nasal odor, among others. In our Phase 2 LANTERN clinical trial, treatment-related adverse events were reported in 16 patients, and all treatment-related adverse events except one (increased viscosity of upper respiratory secretion) were mild or moderate in nature. In addition, there was one patient in the LYR-210 (2,500 µg) group who had a serious adverse event of Acarodermatitis in our Phase 2 LANTERN clinical trial, which was deemed to be not related to treatment.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

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
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, such obligations include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives;

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs, and sales, marketing and distribution. As of June 30, 2022, we had 60 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Based on the number of shares of common stock outstanding as of June 30, 2022, our current executive officers, directors, and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 63.2% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management, and approval of any merger, consolidation, or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of approximately 13.2 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the ninth amended and restated investor rights agreement between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. As a result, our business, results of operations and price of our common stock may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Other than as disclosed in the Company’s Current Report on Form 8-K filed on April 13, 2022, the Company has not sold equity securities in a transaction that is not registered under the Securities Act during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities

In the quarter ended June 30, 2022, we did not repurchase any shares of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1	4.2	April 27, 2020	333-236962

4.2*	Lease Agreement, dated May 31, 2022, between the Registrant, as the tenant, and BXP Waltham Woods LLC, as the landlord

4.3*	First Amendment to Lease Agreement, dated July 20, 2022, between Registrant, as the tenant, and BXP Waltham Woods LLC, as the landlord

10.1*	Amendment No. 1 to Lyra Therapeutics, Inc. 2022 Inducement Award Plan

10.2*	Amendment No. 2 to Lyra Therapeutics, Inc. 2022 Inducement Award Plan
10.3*	Employment Agreement by and between the Registrant and Richard Nieman, M.D.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: August 9, 2022	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial and Accounting Officer)