Form 10-Q/A
period 2022-03-31
Lyra Therapeutics, Inc.
filed 2022-11-02
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Lyra Therapeutics, Inc. (the "Company" or "we," "our" or "us") is filing this Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to its Quarterly Report on Form 10-Q, originally filed with the U.S. Securities and Exchange Commission ("SEC”) on May 10, 2022 (the "Original Form 10-Q"), to amend and restate our unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2022 and certain financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are also providing an update in our disclosures in Part I, Item 4, "Controls and Procedures,” of this Form 10-Q/A regarding a material weakness in internal control over financial reporting.

Background and Effect of Restatement

On October 26, 2022, the Company, after discussion with its independent registered public accounting firm and the Audit Committee of the Board of Directors (the “Audit Committee”), concluded that an error was made in the application of revenue recognition for the $5.0 million development milestone achieved in February 2022 under the License and Collaboration Agreement (the “LianBio License Agreement”) with LianBio Inflammatory Limited, which was entered into on May 31, 2021. In connection with the original accounting for the LianBio License Agreement, the Company determined there were two distinct performance obligations: (1) the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure, and (2) the Company’s performance of the development activities related to the global Phase 3 clinical trial. The correction of this error resulted in a restatement of the Company’s unaudited condensed consolidated interim financial statements and financial data covering the three months ended March 31, 2022 (the "Restated Period”).

The restatement reflects the correction of the immediate recognition as revenue of the $5.0 million development milestone in the quarter ended March 31, 2022 by properly allocating the amount to the two performance obligations and recognizing the allocated amounts in accordance with the revenue recognition model previously developed for each performance obligation. The impact of this misstatement does not impact any other accounts in the Company’s condensed consolidated statement of operations accounts, including its income tax accounts since the Company has not recognized any income tax benefit for its operating losses. The Company has appropriately adjusted certain balance sheet accounts. The correction did not impact the cash position previously disclosed.

Certain balances and accounts in this Form 10-Q/A have been corrected to reflect the appropriate revenue recognition for the LianBio License Agreement. See "Restatement and Significant Accounting Policies" in Note 2 to the unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Form 10-Q/A, for more information regarding the impact of correcting this error on the Company's unaudited condensed interim financial statements.

The Audit Committee concluded that the previously issued unaudited condensed consolidated interim financial statements and financial data covering the Restated Period contained in the Company’s Original Form 10-Q required restatement and should no longer be relied upon. See the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2022 for additional details.

Internal Control Over Financial Reporting Considerations

In connection with such restatement, the Company’s management has determined that there were deficiencies in its internal control over financial reporting that constituted a material weakness at March 31, 2022. For a discussion of management’s consideration of its disclosure controls and procedures and the material weakness in its internal control over financial reporting, see Part I, Item 4, "Controls and Procedures,” included in this Form 10-Q/A.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A amends and restates the Original Form 10-Q in its entirety. The following items included in the Original Form 10-Q are amended by this Form 10-Q/A:

• Part I, Item 1 - Financial Statements

• Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Part I, Item 4 - Controls and Procedures

• Part II, Item 1A - Risk Factors

• Part II, Item 6 - Exhibits

This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, nor modifies or updates the information contained therein other than as required to correct the error and record the adjustment described above to correct the allocation of previously identified constrained amounts of the transaction price to the two performance obligations related to the LianBio License Agreement. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s Principal Executive Officer and Principal Financial Officer are included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q/A are forward-looking statements, including but not limited to statements regarding:

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
our remediation of a material weakness;
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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report on Form 10-Q/A are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q/A and are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q/A entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q/A. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Quarterly Report on Form 10-Q/A and the documents that we reference in this Quarterly Report on Form 10-Q/A completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

Unless the context requires otherwise, we use the terms “Lyra,” “the Company,” “we,” “us,” “our” and similar designations in this Quarterly Report on Form 10-Q/A to refer to Lyra Therapeutics, Inc. and its wholly owned subsidiary, Lyra Therapeutics Securities Corporation.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q/A. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
we identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited interim condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2022. This material weakness, if not remediated, could adversely affect our business, our stock price and our ability to report our results of operations and financial condition accurately and in a timely manner;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	Restated (Note 2)
Assets
Current assets:
Cash and cash equivalents	$33,755	$45,747
Collaboration revenue receivable	5,000	—
Prepaid expenses and other current assets	1,800	2,171
Total current assets	40,555	47,918
Property and equipment, net	4,275	4,503
Operating lease right-of-use assets	1,109	1,355
Restricted cash	329	329
Other assets	1,077	762
Total assets	$47,345	$54,867
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,408	$3,125
Accrued expenses and other current liabilities	4,237	4,258
Operating lease liabilities	1,097	1,074
Deferred revenue	14,223	9,789
Total current liabilities	21,965	18,246
Operating lease liabilities, net of current portion	99	379
Deferred revenue, net of current portion	2,024	1,926
Total liabilities	24,088	20,551
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 13,009,896 and 13,007,178 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	228,552	227,700
Accumulated deficit	(205,308)	(193,397)
Total stockholders’ equity	23,257	34,316
Total liabilities and stockholders’ equity	$47,345	$54,867

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
	Restated (Note 2)
Collaboration revenue	$468	$—

Operating expenses:
Research and development	8,505	4,770
General and administrative	3,888	3,061
Total operating expenses	12,393	7,831
Loss from operations	(11,925)	(7,831)
Other income:
Interest income	14	29
Total other income	14	29
Net loss	$(11,911)	$(7,802)
Comprehensive loss	$(11,911)	$(7,802)
Net loss per share attributable to common stockholders—basic and diluted	$(0.92)	$(0.60)
Weighted-average common shares outstanding—basic and diluted	13,008,779	12,945,546

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	12,932,377	$13	$224,363	$(149,884)	$74,492
Exercise of common stock options	30,391	—	262	—	262
Stock-based compensation	—	—	599	—	599
Net loss	—	—	—	(7,802)	(7,802)
Balance at March 31, 2021	12,962,768	$13	$225,224	$(157,686)	$67,551

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	13,007,178	$13	$227,700	$(193,397)	$34,316
Exercise of common stock options	2,718	—	8	—	8
Stock-based compensation	—	—	844	—	844
Net loss (restated)	—	—	—	(11,911)	(11,911)
Balance at March 31, 2022 (Restated) (Note 2)	13,009,896	$13	$228,552	$(205,308)	$23,257

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
	Restated (Note 2)
Cash flows from operating activities:
Net loss	$(11,911)	$(7,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	844	599
Depreciation expense	280	70
Changes in operating assets and liabilities:
Collaboration revenue receivable	(5,000)	—
Prepaid expenses and other current assets	371	78
Operating lease right-of-use assets	246	232
Other assets	(260)	—
Accounts payable	(663)	452
Accrued expenses and other current liabilities	(87)	(983)
Operating lease liabilities	(257)	(236)
Deferred revenue	4,532	—
Net cash used in operating activities	(11,905)	(7,590)
Cash flows from investing activities:
Purchases of property and equipment	(93)	(1,160)
Net cash used in investing activities	(93)	(1,160)
Cash flows from financing activities:
Payment of deferred offering expenses	(2)	—
Proceeds from exercise of stock options	8	262
Net cash provided by financing activities	6	262
Net decrease in cash and cash equivalents	(11,992)	(8,488)
Cash and cash equivalents and restricted cash, beginning of period	46,076	74,922
Cash and cash equivalents and restricted cash, end of period	$34,084	$66,434
Supplemental disclosure of non-cash financing and investing activities:
Deferred offering costs included in accounts payable and accrued expense	$68	$—

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

From inception through March 31, 2022, the Company has raised an aggregate of $249.1 million to fund its operations, of which $162.1 million were gross proceeds from sales of its redeemable convertible preferred stock, $57.3 million were net proceeds from its initial public offering, $16.8 million were gross proceeds from government contracts and $12.0 million were gross proceeds from its license and collaboration agreement. The Company has incurred recurring net losses since inception and had net losses of approximately $11.9 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively. In addition, the Company has an accumulated deficit of approximately $205.3 million at March 31, 2022. The Company expects to continue to generate operating losses for the foreseeable future. At March 31, 2022, the Company had approximately $33.8 million of cash and cash equivalents.

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

2. Restatement and Summary of Significant Accounting Policies

Restatement

The Company has restated its previously reported unaudited interim condensed consolidated financial statements for the three months ended March 31, 2022 to correct an error related to revenue that was incorrectly recognized. For the three months ended March 31, 2022, correcting this error increased the Company’s net loss by $4.9 million.

As discussed in Note 9, the Company entered into the LianBio License Agreement and received an upfront payment of $12.0 million and is eligible to receive up to $135.0 million in future payments based upon the achievement of specified development, regulatory and commercialization milestones. In the three months ended March 31, 2022, the Company achieved a development

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

milestone of $5.0 million for dosing the first patient in its global Phase 3 clinical trial. At the time the milestone was achieved, the Company recognized the entire $5.0 million as revenue in the three months ended March 31, 2022.

In connection with the third quarter 2022 financial statement close process, the Company determined that the $5.0 million development milestone should have been allocated to the performance obligations previously identified in the LianBio License Agreement and the allocated amounts should have been recognized under the revenue recognition model previously developed for each performance obligation.

The error in the recognition of the milestone amount was a result of the Company misapplying the provisions of ASC Topic 606, Revenue from Contracts with Customers, in accounting for the achievement of the milestone.

As a result of the restatement, the Company has made adjustments to present the corrected amount of collaboration revenue as a reduction to revenue previously recognized in the accompanying condensed consolidated statements of operations and comprehensive loss and as an increase in deferred revenue in the accompanying March 31, 2022 condensed consolidated balance sheet.

Set forth below are the adjustments to the Company’s previously issued unaudited statements of operations and comprehensive loss and unaudited balance sheet for the period affected by the restatement. The restatement adjustments did not affect the net cash used in operating activities in the Company’s statements of cash flows.

(in thousands, except per share data)	Three Months Ended March 31, 2022
Statement of Operations and Comprehensive Loss	As Reported	Adjustment	As Restated
Collaboration revenue	$5,367	$(4,899)	$468
Loss from operations	$(7,026)	$(4,899)	$(11,925)
Net loss	$(7,012)	$(4,899)	$(11,911)
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(0.38)	$(0.92)

	As of March 31, 2022
Balance Sheet	As Reported	Adjustment	As Restated
Deferred revenue	$10,060	$4,163	$14,223
Deferred revenue, net of current portion	$1,288	$736	$2,024
Total liabilities	$19,189	$4,899	$24,088
Accumulated deficit	$(200,409)	$(4,899)	$(205,308)
Stockholders' equity	$28,156	$(4,899)	$23,257

	Three Months Ended March 31, 2022
Statement of Cash Flows	As Reported	Adjustment	As Restated
Net loss	$(7,012)	$(4,899)	$(11,911)
Deferred revenue	$(367)	$4,899	$4,532

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, LianBio, is a customer. At the commencement of the arrangement, the Company identified the following material promises: (1) license to develop and commercialize LYR-210, (2) manufacturing activities related to the clinical supply of LYR-210, (3) a non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure, and (4) the Company’s performance of the development activities related to the global Phase 3 clinical trial. The Company determined that the license to develop and commercialize LYR-210, the manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure represent a single performance obligation because of the specialized nature of the LYR-210 manufacturing process whereby the license cannot be separated from the manufacturing activities related to the supply of LYR-210 and the right to manufacture LYR-210 is only available if there is a supply failure. For the purposes of ASC 606, the Company determined there were two distinct performance obligations: (1) the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure (“Combined Performance Obligation”), and (2) the Company’s performance of the development activities related to the global Phase 3 clinical trial (“Development Activities Performance Obligation”).

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.3 million to the Combined Performance Obligation and $3.7 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.4 million to the Combined Performance Obligation and $1.6 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of March 31 2022, as all milestone amounts were fully constrained based on the probability of achievement.

Additionally, the Company determined that LianBio’s right of first refusal to obtain development and commercial rights in the licensed territories to LYR-220 is an option as any agreement would be negotiated at arm’s length and as a result does not provide a material right to LianBio and as such, is not considered a performance obligation.

The Company will recognize the revenue associated with the Combined Performance Obligation as the clinical supply of LYR-210 is delivered. The Company recognizes revenue associated with the Development Activities Performance Obligation as the development activities are performed using an input method, according to the costs incurred as to the development activities related to the global Phase 3 clinical trial and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized as the clinical supply of LYR-210 is delivered and over the remaining time it takes to conduct the global Phase 3 clinical trial, respectively.

In February 2022, the Company achieved a development milestone of $5.0 million for dosing the first patient in the US, and the related cash amount was received in April 2022. In accordance with ASC 606, the Company has updated its determination of the transaction price for this previously constrained amount from $12.0 million to $17.0 million, allocated the development milestones to each of the performance obligations previously identified in the agreement in accordance with the original revenue allocation percentages, and is recognizing the revenue under the revenue recognition model previously developed for each performance obligation. The following table reflects the change in the transaction price (in thousands):

	As of March 31, 2022
	Pre-Milestone	Milestone	Post-Milestone
Combined Performance Obligation	$8,259	$3,441	$11,700
Development Activities Performance Obligation	3,741	1,559	5,300
Total	$12,000	$5,000	$17,000

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of March 31, 2022
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2021	$8,259	$3,456	$11,715
Milestone	3,441	1,559	5,000
Revenue recognized	—	(468)	(468)
Deferred revenue at March 31, 2022	$11,700	$4,547	$16,247

During the three months ended March 31, 2022 and 2021, the Company recognized $0.3 million and $0 of collaboration revenue associated with performance obligations, respectively, and $0.2 million and $0 of collaboration revenue associated with milestone achievements, respectively. The revenue related to the achievement of the milestone includes a cumulative catch-up adjustment of $0.1 million for the three months ended March 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q/A, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. In addition, even if our results of operations, financial condition, and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q/A, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q/A, including those risks identified under Part II, Item 1A. Risk Factors.

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

RESTATEMENT

As discussed in the Explanatory Note to this Form 10-Q/A and in the section titled "Restatement” in Part I, Item 1, Note 2,
"Restatement and Significant Accounting Policies" to the unaudited interim condensed consolidated financial statements, we have restated our previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $11.9 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $205.3 million. We anticipate that our expenses will increase significantly as we:

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have recognized $0.8 million of collaboration revenue from our License and Collaboration Agreement, or LianBio License Agreement, with LianBio Inflammatory Limited, or LianBio.

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

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, we determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations. The remaining potential milestone payments that we are eligible to receive were excluded from the transaction price as of March 31, 2022, as all milestone amounts were fully constrained based on the probability of achievement.

Additionally, we determined that LianBio’s right of first refusal to obtain development and commercial rights in the licensed territories to LYR-220 is an option as any agreement would be negotiated at arm’s length and as a result does not provide a material right to LianBio and as such, is not considered a performance obligation.

We will recognize the revenue associated with the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure as the clinical supply of LYR-210 is delivered. We recognize revenue associated with the development activities related to the global Phase 3 clinical trial performance obligation as the development activities are performed using an input method, according to the costs incurred as to the development activities related to the global Phase 3 clinical trial and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on our consolidated balance sheet and will be recognized as the clinical supply of LYR-210 is delivered and over the remaining time it takes to conduct the global Phase 3 clinical trial, respectively.

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

While our significant accounting policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 9, 2022 and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q/A, we believe the following accounting policies used in the preparation of our unaudited condensed consolidated financial statements require the most significant judgments and estimates.

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

Recently Issued and Adopted Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, such standards will not have a material impact on our consolidated financial statements or do not otherwise apply to our operations.

Results of Operations, As Restated for the Three Months Ended March 31, 2022

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Dollar
	2022	2021	Change
	Restated
Collaboration revenue	$468	$—	$468

Operating expenses:
Research and development	8,505	4,770	3,735
General and administrative	3,888	3,061	827
Total operating expenses	12,393	7,831	4,562
Loss from operations	(11,925)	(7,831)	(4,094)
Other income:
Interest income	14	29	(15)
Total other income	14	29	(15)
Net loss	$(11,911)	$(7,802)	$(4,109)

Collaboration Revenue (As Restated)

The increase in collaboration revenue was a result of revenue recognized under the LianBio License Agreement, which we entered in May 2021, as well as the achievement of a development milestone, which resulted in revenue of $0.2 million, including $0.1 million of a catch-up adjustment.

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

Net cash used in operating activities was $11.9 million for the three months ended March 31, 2022 compared to $7.6 million for the three months ended March 31, 2021. The increase in cash used in operating activities of $4.3 million was primarily attributable to changes in cash used by operating activities resulting from:

•
$4.1 million increase in net loss;
•
$0.6 million decrease in changes in the components of working capital;
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

As further described below, our management is in the process of developing plans to remediate the material weakness identified, but it has not been remediated as of the date of filing of this Form 10-Q/A.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the Original Form 10-Q filing, in connection with the restatement, management identified a material weakness in our internal control over financial reporting related to the allocation of the transaction price related to the LianBio License Agreement, which was entered into on May 31, 2021, and the associated allocation of previously identified constrained amounts of the transaction price to the two performance obligations identified in the LianBio License Agreement. Refer to the section titled "Restatement” in Part I, Item 1, Note 2, "Restatement and Significant Accounting Policies” to the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 included in this Form 10-Q/A.

With respect to the accounting for certain complex and nonrecurring transactions, our internal controls were not designed to include all necessary reviews of certain assumptions, estimates, and computations made in establishing a reasonable method for the revenue recognition of variable consideration, such as development milestones, in our collaboration agreements. This resulted in a restatement of our financial statements for the three months ended March 31, 2022.

This matter has been reviewed with our Audit Committee and the material weakness resulted in the restatement described in Part I, Item 1, Note 2, "Restatement and Significant Accounting Policies, Restatement," to the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 included in this Form 10-Q/A.

As a result of the identified material weakness, our management directed a comprehensive review of this complex nonrecurring transaction to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the unaudited interim condensed consolidated financial statements contained in this Form 10-Q/A as of and for the three months ended March 31, 2022, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Measures

We are evaluating the material weakness and are developing a plan of remediation to strengthen the effectiveness of the design and operation of our internal control environment. The remediation plan will include the following actions:

•
enhance our review procedures with respect to accounting for any new complex transactions, such as the LianBio License Agreement, as well as the periodic evaluation of ongoing activities associated with any collaboration and license agreements and the related accounting and disclosure;
•
implement additional review procedures with respect to accounting under ASC 808 and ASC 606 to ensure our accounting will continue to be in accordance with that guidance on an ongoing basis; and
•
implement additional identification, accounting, and review controls with respect to complex and nonrecurring transactions, as well as augment existing staff with outside technical accounting resources, as appropriate, and strengthen the review process.

The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements to the internal controls around complex nonrecurring transactions. We have started to implement these steps; however, some of these steps will take time to be fully integrated and assessed as being designed and operating effectively. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

As discussed above, we identified a material weakness in our control over financial accounting for the period covered by this Form 10-Q/A and are developing a plan of remediation to strengthen the design and operation of our control environment. Other than the remediation measures described in “Remediation Measures” above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q/A that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information included in this Quarterly Report on Form 10-Q/A before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q/A also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $11.9 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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

We identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited interim condensed financial statements as of and for the fiscal quarter ended March 31, 2022. This material weakness, if not remediated, could adversely affect our business, our stock price and our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal controls that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).

As described in Part I, Item 4 “Controls and Procedures” of this Form 10-Q/A, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the LianBio License Agreement entered into with LianBio, which resulted in a restatement of our financial statements for the three months ended March 31, 2022. In connection with such restatement, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can provide no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified with respect to our accounting and reporting for the LianBio transaction, see Part I, Item 4, "Controls and Procedures” of this Form 10-Q/A.

Any failure to remediate our existing or any future material weaknesses or otherwise maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations and may lose confidence in our financial reporting and our business, reputation, results of operations, liquidity, financial condition, stock price and our ability to access the capital markets could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements and covenants regarding the timely filing of periodic reports. We may be subject to regulatory investigations and penalties by the SEC, Nasdaq or other regulatory authorities, and we may face claims invoking the federal and state securities laws. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our internal controls and procedures, in the future these internal controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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
•
short selling activities;
•
general economic, industry, and market conditions; and

•
the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q/A.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until December 31, 2025. However, if certain events occur prior to such date, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to such date. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q/A;
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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or additional material weaknesses, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. The identification of one or more material weaknesses, including the one described in this Form 10-Q/A, could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If, in the future, we continue to fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, Sarbanes-Oxley Act and Nasdaq rules and regulations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404.

As discussed in this Form 10-Q/A, we identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements for the fiscal quarter ended March 31, 2022 relating to the LianBio License Agreement we entered into with LianBio. Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal controls over financial reporting, we cannot be certain that, in the future, a material weakness will not exist or otherwise be discovered. We may discover other weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to penalties or investigations by Nasdaq or the SEC.

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

LYRA THERAPEUTICS, INC.

Date: November 2, 2022	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial and Accounting Officer)