Form 10-Q/A
period 2022-06-30
Lyra Therapeutics, Inc.
filed 2022-11-02
CIK 1327273

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

EXPLANATORY NOTE

Lyra Therapeutics, Inc. (the "Company" or "we," "our" or "us") is filing this Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to its Quarterly Report on Form 10-Q, originally filed with the U.S. Securities and Exchange Commission ("SEC”) on August 9, 2022 (the "Original Form 10-Q"), to amend and restate our unaudited condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2022 and certain financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are also providing an update in our disclosures in Part I, Item 4, "Controls and Procedures,” of this Form 10-Q/A regarding a material weakness in internal control over financial reporting.

Background and Effect of Restatement

On October 26, 2022, the Company, after discussion with its independent registered public accounting firm and the Audit Committee of the Board of Directors (the “Audit Committee”), concluded that an error was made in the application of revenue recognition for the $5.0 million development milestone achieved in February 2022 under the License and Collaboration Agreement (the “LianBio License Agreement”) with LianBio Inflammatory Limited, which was entered into on May 31, 2021. In connection with the original accounting for the LianBio License Agreement, the Company determined there were two distinct performance obligations: (1) the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure, and (2) the Company’s performance of the development activities related to the global Phase 3 clinical trial. The correction of this error resulted in a restatement of the Company’s unaudited condensed consolidated interim financial statements and financial data covering the three months ended March 31, 2022 and the three and six months ended June 30, 2022 (the "Restated Periods”).

The restatement reflects the correction of the immediate recognition as revenue of the $5.0 million development milestone in the Restated Periods by properly allocating the amount to the two performance obligations and recognizing the allocated amounts in accordance with the revenue recognition model previously developed for each performance obligation. The impact of this misstatement does not impact any other accounts in the Company’s condensed consolidated statement of operations accounts, including its income tax accounts since the Company has not recognized any income tax benefit for its operating losses. The Company has appropriately adjusted certain balance sheet accounts. The correction did not impact the cash position previously disclosed.

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

The Audit Committee concluded that the previously issued unaudited condensed consolidated interim financial statements and financial data covering the Restated Periods contained in the Company’s Original Form 10-Q required restatement and should no longer be relied upon. See the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2022 for additional details.

Internal Control Over Financial Reporting Considerations

In connection with such restatement, the Company’s management has determined that there were deficiencies in its internal control over financial reporting that constituted a material weakness at June 30, 2022. For a discussion of management’s consideration of its disclosure controls and procedures and the material weakness in its internal control over financial reporting, see Part I, Item 4, "Controls and Procedures,” included in this Form 10-Q/A.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A amends and restates the Original Form 10-Q in its entirety, except for Exhibits 4.2 through 10.3, which are incorporated by reference from the Original Form 10-Q. The following items included in the Original Form 10-Q are amended by this Form 10-Q/A:

•
Part I, Item 1 - Financial Statements
•
Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part I, Item 4 - Controls and Procedures
•
Part II, Item 1A - Risk Factors
•
Part II, Item 6 - Exhibits

This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, nor modifies or updates the information contained therein other than as required to correct the error and record the adjustment described above to correct the allocation of previously identified constrained amounts of the transaction price to the two performance obligations related to the LianBio License Agreement. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q, as well as Exhibits 4.2 through 10.3, which are incorporated by reference from the Original Form 10-Q.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q/A. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
we identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 and as of and for the three and six months ended June 30, 2022. This material weakness, if not remediated, could adversely affect our business, our stock price and our ability to report our results of operations and financial condition accurately and in a timely manner;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	Restated (Note 2)
Assets
Current assets:
Cash and cash equivalents	$120,669	$45,747
Restricted cash	329	—
Prepaid expenses and other current assets	1,383	2,171
Total current assets	122,381	47,918
Property and equipment, net	4,009	4,503
Operating lease right-of-use assets	860	1,355
Restricted cash	1,089	329
Other assets	1,696	762
Total assets	$130,035	$54,867
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,670	$3,125
Accrued expenses and other current liabilities	5,465	4,258
Operating lease liabilities	926	1,074
Deferred revenue	2,546	9,789
Total current liabilities	10,607	18,246
Operating lease liabilities, net of current portion	3	379
Deferred revenue, net of current portion	13,176	1,926
Total liabilities	23,786	20,551
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 31,826,357 and 13,007,178 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	32	13
Additional paid-in capital	325,891	227,700
Accumulated deficit	(219,674)	(193,397)
Total stockholders’ equity	106,249	34,316
Total liabilities and stockholders’ equity	$130,035	$54,867

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Restated (Note 2)		Restated (Note 2)
Collaboration revenue	$525	$—	$993	$—

Operating expenses:
Research and development	10,793	7,505	19,298	12,275
General and administrative	4,132	3,560	8,020	6,621
Total operating expenses	14,925	11,065	27,318	18,896
Loss from operations	(14,400)	(11,065)	(26,325)	(18,896)
Other income:
Interest income	34	26	48	55
Total other income	34	26	48	55
Net loss	$(14,366)	$(11,039)	$(26,277)	$(18,841)
Comprehensive loss	$(14,366)	$(11,039)	$(26,277)	$(18,841)
Net loss per share attributable to common stockholders—basic and diluted	$(0.42)	$(0.85)	$(1.12)	$(1.45)
Weighted-average common shares outstanding—basic and diluted	33,946,428	12,991,837	23,535,442	12,968,820

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	12,932,377	$13	$224,363	$(149,884)	$74,492
Exercise of common stock options	30,391	—	262	—	262
Stock-based compensation	—	—	599	—	599
Net loss	—	—	—	(7,802)	(7,802)
Balance at March 31, 2021	12,962,768	13	225,224	(157,686)	67,551
Exercise of common stock options	38,337	—	331	—	331
Stock-based compensation	—	—	656	—	656
Net loss	—	—	—	(11,039)	(11,039)
Balance at June 30, 2021	13,001,105	$13	$226,211	$(168,725)	$57,499

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	13,007,178	$13	$227,700	$(193,397)	$34,316
Exercise of common stock options	2,718	—	8	—	8
Stock-based compensation	—	—	844	—	844
Net loss	—	—	—	(11,911)	(11,911)
Balance at March 31, 2022	13,009,896	13	228,552	(205,308)	23,257
Issuance of common stock and pre-funded warrants, net of issuance costs of $4,244	18,815,159	19	96,232	—	96,251
Issuance of common stock upon RSU vesting	1,302	—	—	—	—
Stock-based compensation	—	—	1,107	—	1,107
Net loss (restated)	—	—	—	(14,366)	(14,366)
Balance at June 30, 2022 (Restated) (Note 2)	31,826,357	$32	$325,891	$(219,674)	$106,249

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
	Restated (Note 2)
Cash flows from operating activities:
Net loss	$(26,277)	$(18,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,951	1,255
Depreciation expense	566	373
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	788	297
Operating lease right-of-use assets	495	467
Other assets	(949)	—
Accounts payable	(1,639)	743
Accrued expenses and other current liabilities	1,207	(22)
Operating lease liabilities	(524)	(481)
Deferred revenue	4,007	12,000
Net cash used in operating activities	(20,375)	(4,209)
Cash flows from investing activities:
Purchases of property and equipment	(107)	(1,785)
Net cash used in investing activities	(107)	(1,785)
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants	100,495	—
Payment of deferred offering expenses	(4,010)	(146)
Proceeds from exercise of stock options	8	593
Net cash provided by financing activities	96,493	447
Net increase (decrease) in cash, cash equivalents and restricted cash	76,011	(5,547)
Cash, cash equivalents and restricted cash, beginning of period	46,076	74,922
Cash, cash equivalents and restricted cash, end of period	$122,087	$69,375
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$6	$363
Deferred offering costs included in accounts payable and accrued expense	$236	$97

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

From inception through June 30, 2022, the Company has raised an aggregate of $350.4 million to fund its operations, of which $162.1 million were gross proceeds from sales of its redeemable convertible preferred stock, $96.3 million were net proceeds from its April 2022 Financing (as defined below) (see Note 6); $57.3 million were net proceeds from its initial public offering, $16.8 million were gross proceeds from government contracts and $17.0 million were gross proceeds from its license and collaboration agreement. The Company has incurred recurring net losses since inception and had net losses of approximately $26.3 million and $18.8 million for the six months ended June 30, 2022 and 2021, respectively. In addition, the Company has an accumulated deficit of approximately $219.7 million at June 30, 2022. The Company expects to continue to generate operating losses for the foreseeable future. At June 30, 2022, the Company had approximately $120.7 million of cash and cash equivalents.

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

2. Restatement and Summary of Significant Accounting Policies

Restatement

The Company has restated its previously reported unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2022 to correct an error related to revenue that was incorrectly recognized. For the three and six months ended June 30, 2022, correcting this error increased the Company’s net loss by $0.1 million and $4.8 million, respectively.

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

As a result of the restatement, the Company has made adjustments to present the corrected amount of collaboration revenue as a reduction to revenue previously recognized in the accompanying condensed consolidated statements of operations and comprehensive loss and as an increase in deferred revenue in the accompanying June 30, 2022 condensed consolidated balance sheet.

Set forth below are the adjustments to the Company’s previously issued unaudited statements of operations and comprehensive loss and unaudited balance sheet for the periods affected by the restatement. The restatement adjustments did not affect the net cash used in operating activities in the Company’s statements of cash flows.

(in thousands, except per share data)	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Statement of Operations and Comprehensive Loss	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Collaboration revenue	$407	$118	$525	$5,774	$(4,781)	$993
Loss from operations	$(14,518)	$118	$(14,400)	$(21,544)	$(4,781)	$(26,325)
Net loss	$(14,484)	$118	$(14,366)	$(21,496)	$(4,781)	$(26,277)
Net loss per share attributable to common stockholders—basic and diluted	$(0.43)	$0.01	$(0.42)	$(0.91)	$(0.21)	$(1.12)

				As of June 30, 2022
Balance Sheet				As Reported	Adjustment	As Restated
Deferred revenue				$1,811	$735	$2,546
Deferred revenue, net of current portion				$9,130	$4,046	$13,176
Total liabilities				$19,005	$4,781	$23,786
Accumulated deficit				$(214,893)	$(4,781)	$(219,674)
Stockholders' equity				$111,030	$(4,781)	$106,249

				Six Months Ended June 30, 2022
Statement of Cash Flows				As Reported	Adjustment	As Restated
Net loss				$(21,496)	$(4,781)	$(26,277)
Deferred revenue				$(774)	$4,781	$4,007

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.3 million to the Combined Performance Obligation and $3.7 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.4 million to the Combined Performance Obligation and $1.6 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of June 30, 2022, as all milestone amounts were fully constrained based on the probability of achievement.

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

	As of June 30, 2022
	Pre-Milestone	Milestone	Post-Milestone
Combined Performance Obligation	$8,259	$3,441	$11,700
Development Activities Performance Obligation	3,741	1,559	5,300
Total	$12,000	$5,000	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of June 30, 2022
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2021	$8,259	$3,456	$11,715
Milestone	3,441	1,559	5,000
Revenue recognized	—	(993)	(993)
Deferred revenue at June 30, 2022	$11,700	$4,022	$15,722

During the three months ended June 30, 2022 and 2021, the Company recognized $0.4 million and $0 of collaboration revenue associated with performance obligations, respectively, and $0.1 million and $0 of collaboration revenue associated with milestone achievements. During the six months ended June 30, 2022 and 2021, the Company recognized $0.6 million and $0 of collaboration revenue associated with performance obligations, respectively, and $0.4 million and $0 of collaboration revenue associated with milestone achievements, respectively. The revenue related to the achievement of the milestone includes a cumulative catch-up adjustment of $0.1 million for the six months ended June 30, 2022.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

RESTATEMENT

As discussed in the Explanatory Note to this Form 10-Q/A and in the section titled "Restatement” in Part I, Item 1, Note 2, "Restatement and Significant Accounting Policies” to the unaudited interim condensed consolidated financial statements, we have restated our previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

From inception through June 30, 2022, we have raised an aggregate of $350.4 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our sale of common stock and pre-funded warrants in April 2022, or the April 2022 Financing, $57.3 million were net proceeds from our initial public offering in May 2020, $16.8 million were gross proceeds from government contracts and $17.0 million were gross proceeds from our license and collaboration agreement.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $14.4 million and $11.0 million for the three months ended June 30, 2022 and 2021, respectively, and $26.3 million and $18.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $219.7 million. We anticipate that our expenses will increase significantly as we:

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have recognized $1.3 million of collaboration revenue from our License and Collaboration Agreement, or LianBio License Agreement, with LianBio Inflammatory Limited, or LianBio.

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

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, we determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations. The remaining potential milestone payments that we are eligible to receive were excluded from the transaction price as of June 30, 2022, as all milestone amounts were fully constrained based on the probability of achievement.

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

Results of Operations, As Restated for the Three and Six Months Ended June 30, 2022

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Dollar
	2022	2021	Change
	Restated
Collaboration revenue	$525	$—	$525

Operating expenses:
Research and development	10,793	7,505	3,288
General and administrative	4,132	3,560	572
Total operating expenses	14,925	11,065	3,860
Loss from operations	(14,400)	(11,065)	(3,335)
Other income:
Interest income	34	26	8
Total other income	34	26	8
Net loss	$(14,366)	$(11,039)	$(3,327)

Collaboration Revenue (As Restated)

The increase in collaboration revenue for the three months ended June 30, 2022 was a result of revenue recognized under the LianBio License Agreement, which we entered in May 2021, as well as the achievement of a development milestone, which resulted in revenue of $0.1 million.

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

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Dollar
	2022	2021	Change
	Restated
Collaboration revenue	$993	$—	$993

Operating expenses:
Research and development	19,298	12,275	7,023
General and administrative	8,020	6,621	1,399
Total operating expenses	27,318	18,896	8,422
Loss from operations	(26,325)	(18,896)	(7,429)
Other income:
Interest income	48	55	(7)
Total other income	48	55	(7)
Net loss	$(26,277)	$(18,841)	$(7,436)

Collaboration Revenue (As Restated)

The increase in collaboration revenue was a result of revenue recognized under the LianBio License Agreement, which we entered in May 2021, as well as the achievement of a development milestone, which resulted in revenue of $0.4 million, including $0.1 million of a catch-up adjustment.

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through June 30, 2022 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $96.3 million from our April 2022 Financing, net proceeds of $57.3 million from our IPO, $16.8 million from government contracts and $17.0 million of gross proceeds from our license and collaboration agreement. The following table provides information regarding our total cash and cash equivalents at June 30, 2022 and December 31, 2021 (in thousands):

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

Net cash used in operating activities was $20.4 million for the six months ended June 30, 2022 compared to $4.2 million for the six months ended June 30, 2021. The increase in cash used in operating activities of $16.2 million was primarily attributable to changes in cash used by operating activities resulting from:

•
$7.4 million increase in net loss;
•
$9.6 million decrease in changes in the components of working capital;
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Subsequent to the Original Form 10-Q filing, in connection with the restatement, management identified a material weakness in our internal control over financial reporting related to the allocation of the transaction price related to the LianBio License Agreement, which was entered into on May 31, 2021, and the associated allocation of previously identified constrained amounts of the transaction price to the two performance obligations identified in the LianBio License Agreement. Refer to the section titled "Restatement” in Part I, Item 1, Note 2, "Restatement and Significant Accounting Policies” to the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 included in this Form 10-Q/A.

With respect to the accounting for certain complex and nonrecurring transactions, our internal controls were not designed to include all necessary reviews of certain assumptions, estimates, and computations made in establishing a reasonable method for the revenue recognition of variable consideration, such as development milestones, in our collaboration agreements. This resulted in a restatement of our financial statements for the three months ended March 31, 2022 and the three and six months ended June 30, 2022.

This matter has been reviewed with our Audit Committee and the material weakness resulted in the restatement described in Part I, Item 1, Note 2, "Restatement and Significant Accounting Policies, Restatement," to the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 included in this Form 10-Q/A.

As a result of the identified material weakness, our management directed a comprehensive review of this complex nonrecurring transaction to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, our management, including our Chief Executive Officer and Chief Financial Officer, believe that the unaudited interim condensed consolidated financial statements contained in this Form 10-Q/A as of and for the three and six months ended June 30, 2022, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

As discussed above, we identified a material weakness in our control over financial accounting for the period covered by this Form 10-Q/A and are developing a plan of remediation to strengthen the design and operation of our control environment. Other than the remediation measures described in “Remediation Measures” above, there were no changes, except for the material weakness discussed above, in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q/A that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $14.4 million and $11.0 million for the three months ended June 30, 2022 and 2021, respectively, and $26.3 million and $18.8 million for the six months ended June 30, 2022 and 2021. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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

We identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 and as of and for the three and six months ended June 30, 2022. This material weakness, if not remediated, could adversely affect our business, our stock price and our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described in Part I, Item 4 “Controls and Procedures” of this Form 10-Q/A, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the LianBio License Agreement entered into with LianBio, which resulted in a restatement of our financial statements for the three months ended March 31, 2022 and the three and six months ended June 30, 2022. In connection with such restatement, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022.

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

We are subject to the reporting requirements of the Exchange Act, Sarbanes-Oxley and Nasdaq rules and regulations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404.

As discussed in this Form 10-Q/A, we identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements as of and for the three months ended March 31, 2022 and as of and for the three and six months ended June 30, 2022 relating to the LianBio License Agreement we entered into with LianBio. Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal controls over financial reporting, we cannot be certain that, in the future, a material weakness will not exist or otherwise be discovered. We may discover other weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1	4.2	April 27, 2020	333-236962

4.2	Lease Agreement, dated May 31, 2022, between the Registrant, as the tenant, and BXP Waltham Woods LLC, as the landlord	10-Q	4.2	August 9, 2022	001-39273

4.3	First Amendment to Lease Agreement, dated July 20, 2022, between Registrant, as the tenant, and BXP Waltham Woods LLC, as the landlord	10-Q	4.3	August 9, 2022	001-39273

10.1	Amendment No. 1 to Lyra Therapeutics, Inc. 2022 Inducement Award Plan	10-Q	10.1	August 9, 2022	001-39273

10.2	Amendment No. 2 to Lyra Therapeutics, Inc. 2022 Inducement Award Plan	10-Q	10.2	August 9, 2022	001-39273
10.3	Employment Agreement by and between the Registrant and Richard Nieman, M.D.	10-Q	10.3	August 9, 2022	001-39273

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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