Form 10-Q
period 2022-09-30
Lyra Therapeutics, Inc.
filed 2022-11-08
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 31,827,008 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including but not limited to statements regarding:

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
•
the impact of laws and regulations;
•
risks associated with the evolving COVID-19 pandemic and related macroeconomic factors, which may adversely impact our business and clinical trials;
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
•
the sufficiency of our cash and cash equivalents to fund our operations;
•
our remediation of a material weakness;
•
our business strategy;
•
our research and development costs; and
•
the plans and objectives of management for future operations.

These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words or expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change.

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
•
our business is highly dependent on the success of our most advanced product candidate, LYR-210, which will require significant additional clinical testing before we can seek regulatory approval and potentially launch our product. If LYR-210 does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed;
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
•
we currently intend to manufacture clinical materials in-house, but we may rely on third parties for the manufacture of materials for our research programs, pre-clinical studies and clinical trials and we do not have long-term contracts with any of these parties. Any inability to scale up our internal capabilities, or our reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$109,558	$45,747
Restricted cash	329	—
Prepaid expenses and other current assets	2,343	2,171
Total current assets	112,230	47,918
Property and equipment, net	3,753	4,503
Operating lease right-of-use assets	608	1,355
Restricted cash	1,089	329
Other assets	1,783	762
Total assets	$119,463	$54,867
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,900	$3,125
Accrued expenses and other current liabilities	7,321	4,258
Operating lease liabilities	654	1,074
Deferred revenue	2,730	9,789
Total current liabilities	13,605	18,246
Operating lease liabilities, net of current portion	3	379
Deferred revenue, net of current portion	12,633	1,926
Total liabilities	26,241	20,551
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 31,827,008 and 13,007,178 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	32	13
Additional paid-in capital	327,630	227,700
Accumulated deficit	(234,440)	(193,397)
Total stockholders’ equity	93,222	34,316
Total liabilities and stockholders’ equity	$119,463	$54,867

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$359	$14	$1,352	$14

Operating expenses:
Research and development	10,048	7,077	29,346	19,352
General and administrative	5,137	4,018	13,157	10,639
Total operating expenses	15,185	11,095	42,503	29,991
Loss from operations	(14,826)	(11,081)	(41,151)	(29,977)
Other income:
Interest income	60	26	108	81
Total other income	60	26	108	81
Net loss	$(14,766)	$(11,055)	$(41,043)	$(29,896)
Comprehensive loss	$(14,766)	$(11,055)	$(41,043)	$(29,896)
Net loss per share attributable to common stockholders— basic and diluted	$(0.40)	$(0.85)	$(1.47)	$(2.30)
Weighted-average common shares outstanding— basic and diluted	36,826,364	13,001,514	28,014,434	12,979,837

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	12,932,377	$13	$224,363	$(149,884)	$74,492
Exercise of common stock options	30,391	—	262	—	262
Stock-based compensation	—	—	599	—	599
Net loss	—	—	—	(7,802)	(7,802)
Balance at March 31, 2021	12,962,768	13	225,224	(157,686)	67,551
Exercise of common stock options	38,337	—	331	—	331
Stock-based compensation	—	—	656	—	656
Net loss	—	—	—	(11,039)	(11,039)
Balance at June 30, 2021	13,001,105	13	226,211	(168,725)	57,499
Exercise of common stock options	3,473	—	11	—	11
Stock-based compensation	—	—	733	—	733
Net loss	—	—	—	(11,055)	(11,055)
Balance at September 30, 2021	13,004,578	$13	$226,955	$(179,780)	$47,188

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	13,007,178	$13	$227,700	$(193,397)	$34,316
Exercise of common stock options	2,718	—	8	—	8
Stock-based compensation	—	—	844	—	844
Net loss	—	—	—	(11,911)	(11,911)
Balance at March 31, 2022	13,009,896	13	228,552	(205,308)	23,257
Issuance of common stock and pre-funded warrants, net of issuance costs of $4,244	18,815,159	19	96,232	—	96,251
Issuance of common stock upon RSU vesting	1,302	—	—	—	—
Stock-based compensation	—	—	1,107	—	1,107
Net loss	—	—	—	(14,366)	(14,366)
Balance at June 30, 2022	31,826,357	32	325,891	(219,674)	106,249
Issuance of common stock upon RSU vesting	651	—	—	—	—
Stock-based compensation	—	—	1,739	—	1,739
Net loss	—	—	—	(14,766)	(14,766)
Balance at September 30, 2022	31,827,008	$32	$327,630	$(234,440)	$93,222

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(41,043)	$(29,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,690	1,988
Depreciation expense	845	723
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(172)	(1,431)
Operating lease right-of-use assets	747	705
Other assets	(787)	—
Accounts payable	(167)	1,167
Accrued expenses and other current liabilities	2,814	966
Operating lease liabilities	(796)	(731)
Deferred revenue	3,648	11,986
Net cash used in operating activities	(31,221)	(14,523)
Cash flows from investing activities:
Purchases of property and equipment	(136)	(2,302)
Net cash used in investing activities	(136)	(2,302)
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants	100,495	—
Payment of deferred offering expenses	(4,246)	(241)
Proceeds from exercise of stock options	8	604
Net cash provided by financing activities	96,257	363
Net increase (decrease) in cash, cash equivalents and restricted cash	64,900	(16,462)
Cash, cash equivalents and restricted cash, beginning of period	46,076	74,922
Cash, cash equivalents and restricted cash, end of period	$110,976	$58,460
Supplemental disclosure of non-cash financing and investing activities:
Other assets included in accrued expenses	$249	$—
Property and equipment purchases included in accounts payable	$—	$1,049
Deferred offering costs included in accounts payable and accrued expense	$—	$4

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

From inception through September 30, 2022, the Company has raised an aggregate of $350.4 million to fund its operations, of which $162.1 million were gross proceeds from sales of its redeemable convertible preferred stock, $96.3 million were net proceeds from its April 2022 Financing (as defined below) (see Note 6); $57.3 million were net proceeds from its initial public offering, $16.8 million were gross proceeds from government contracts and $17.0 million were gross proceeds from its license and collaboration agreement. The Company has incurred recurring net losses since inception and had net losses of approximately $41.0 million and $29.9 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company has an accumulated deficit of approximately $234.4 million at September 30, 2022. The Company expects to continue to generate operating losses for the foreseeable future. At September 30, 2022, the Company had approximately $109.6 million of cash and cash equivalents.

The Company believes that its cash and cash equivalents as of September 30, 2022 will be sufficient to fund the Company’s operating plan for a period of at least one year from the issuance date of the condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations and its cash flows for the three and nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022.

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

Restricted Cash

The Company had restricted cash of approximately $1.4 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively, which are held in certificates of deposit and a collateral account at one of the Company’s financial institutions to secure the Company’s letters of credit for its facility leases, as discussed in Note 8.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains all its cash and cash equivalents at two accredited financial institutions, in amounts that exceed federally insured limits.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign exchange hedging arrangements.

Net Loss per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The weighted-average common shares outstanding as of September 30, 2022 included pre-funded warrants to purchase up to an aggregate of 5,000,000 shares of common stock that were issued in connection with the April 2022 Financing (as defined below), as discussed in Note 6. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock and restricted stock units, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine Months Ended September 30,
	2022	2021
Stock options	4,336,264	1,850,313
Restricted stock units	35,418	—
Total	4,371,682	1,850,313

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

3. Fair Value Measurements

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2022 (in thousands):

	Fair Value Measurements at September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$995	$995	$—	$—
Total assets	$995	$995	$—	$—

The Company did not have financial assets and liabilities measured at fair value at December 31, 2021.

Cash and cash equivalents are Level 1 assets and include investments in money market funds that are valued using quoted market prices. Accordingly, money market funds are categorized as Level 1 as of September 30, 2022.

There have been no changes to the valuation methods used during the three and nine months ended September 30, 2022 and 2021. There were no transfers within the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.

The carrying values of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. Property and Equipment

Property and equipment consist of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Property and equipment:
Laboratory equipment	$5,367	$5,293
Computer software and equipment	675	675
Office furniture and fixtures	323	301
Leasehold improvements	2,112	2,113
	$8,477	$8,382
Accumulated depreciation	(4,724)	(3,879)
Property and equipment, net	$3,753	$4,503

The Company recognized approximately $0.3 million and $0.4 million of depreciation expense for the three months ended September 30, 2022 and 2021, respectively, and $0.8 million and $0.7 million of depreciation expense for the nine months ended September 30, 2022 and 2021, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Payroll and employee related expenses	$3,082	$2,429
Third-party research and development expenses	3,055	1,196
Professional and consulting fees	885	486
Other	299	147
Total accrued expenses and other current liabilities	$7,321	$4,258

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

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of September 30, 2022, the Company has not sold any securities under the Form S-3.

On May 11, 2021, the Company entered into an Open Market Sales Agreement (“2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of its common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as the Company’s sales agent. As of September 30, 2022, the Company has received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

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

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $19.7 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. No pre-funded warrants have been exercised as of September 30, 2022.

The Company has reserved for future issuances the following shares of common stock as of September 30, 2022:

As of September 30, 2022
Pre-funded warrants	5,000,000
Stock options and restricted stock units	5,659,765
Employee stock purchase plan	279,696
Total	10,939,461

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

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available for issuance under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 8,800,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. On January 1, 2022, the number of shares available for grant under the 2020 Plan was automatically increased by 520,287. As of September 30, 2022, the Company had 1,288,083 shares available for issuance under the 2020 Plan.

In February 2022, the Company’s Board of Directors adopted the Company’s 2022 Employment Inducement Award Plan (“Inducement Award Plan,” and together with the 2020 Plan, 2016 Plan and 2005 Plan, the “Plans”), which was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), awards made under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or any employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 1,813,002 shares of the Company’s common stock have been reserved for issuance under the Inducement Award Plan. In connection with the Company’s appointment of its Executive Chair, the Executive Chair was granted options to purchase 1,473,002 shares of the Company’s common stock under the Inducement Award Plan. In connection with the Company’s appointment of its Chief Medical Officer, the Chief Medical Officer was granted options to purchase 230,000 shares of the Company’s common stock under the Inducement Award Plan. In connection with the Company’s appointment of its Senior Vice President of Investor Relations and Communications, the Senior Vice President of Investor Relations and Communications was granted options to purchase 110,000 shares of the Company’s common stock under the Inducement Award Plan.

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

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$229	$165	$665	$453
General and administrative	1,510	568	3,025	1,535
Total	$1,739	$733	$3,690	$1,988

The Company did not record any stock-based compensation associated with milestone-based awards in the three and nine months ended September 30, 2022 and 2021.

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

In February 2022, the Company granted certain executive officers an aggregate of options to purchase a total of 520,000 shares of the Company’s common stock under the Inducement Award Plan (“February 2022 Inducement Option”) and 175,000 shares under the 2020 Plan (together with the February 2022 Inducement Option, the “February 2022 Options”). The February 2022 Options have an exercise price per share of $4.21. The February 2022 Options’ final expiration date is February 15, 2032. In June 2022, the Company granted its Executive Chair an additional option under the Inducement Award Plan to purchase a total of 953,002 shares of the Company’s common stock which has an exercise price per share of $5.09 (the “June 2022 Executive Option”, and together with the February 2022 Options, “the Executive Options”). The June 2022 Executive Option’s final expiration date is June 15, 2032. The Executive Options vest as to one-third of the shares underlying the options, in each case, upon the achievement of three distinct market capitalization targets during the five-year performance period following the date of grant, provided that no more than one-third of the option may vest prior to the first anniversary of the date of grant, no more than two-thirds of the option may vest prior to the second anniversary of the date of grant and the option may not become fully vested prior to the third anniversary of the date of grant, subject to the executive officers’ continued service on each applicable vesting date and certain exceptions in the context of a change in control transaction. Stock-based compensation during the three and nine months ended September 30, 2022 associated with the Executive Options was $0.9 million and $1.3 million, respectively.

The following table summarizes the Company’s unrecognized stock-based compensation as of September 30, 2022:

	As of September 30, 2022
	Unrecognized Expense (in thousands)	Period of Recognition (years)
Restricted stock units	$143	3.3
Stock options	11,198	2.3
Total	$11,341

As of September 30, 2022, there was approximately $36,000 of unrecognized stock-based compensation related to a stock option award related to the achievement of a commercial revenue-based milestone. As the Company believes the achievement of the revenue-based milestone is currently not probable, it has not recorded any stock-based compensation related to this award. The Company will continue to assess the probability of achieving the revenue-based milestone at each reporting period.

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, or a Monte Carlo simulation in the case of the Executive Options, with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.2%	0.9%	2.6%	0.7%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.1	6.1	3.7	6.0
Expected volatility	85.2%	84.2%	81.4%	85.0%

A summary of the restricted stock unit activity under the Plans for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2021	—	$—
Granted	45,483	$4.79
Vested	(1,953)	$4.89
Forfeited	(8,112)	$4.78
Restricted stock units outstanding as of September 30, 2022	35,418	$4.78

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

A summary of the stock option activity under the Plans for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2021	1,662,861	$10.34	7.6	$918
Granted	2,765,174	5.21
Exercised	(2,718)	2.76
Cancelled	(89,053)	7.29
Outstanding at September 30, 2022	4,336,264	$7.14	8.5	$1,917
Exercisable at September 30, 2022	1,245,916	$9.73	6.7	$1,102
Vested and expected to vest at September 30, 2022	4,336,264	$7.14	8.5	$1,917

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended September 30, 2022 and 2021 was $4.47 and $5.66, respectively, and $3.41 and $6.84 for the nine months ended September 30, 2022 and 2021, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2022 and 2021 was approximately $0 and $21,000, respectively, and $5,000 and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

2020 Employee Stock Purchase Plan

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”). The 2020 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company initially reserved 150,000 shares of common stock for issuance under the 2020 ESPP. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1st of each year from 2021 to 2030 by the lesser of (i) 0.5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors, provided that no more than 987,500 shares of common stock may be issued under the 2020 ESPP. On January 1, 2022, the number of shares available for grant under the 2020 ESPP was automatically increased by 65,035. The 2020 ESPP permits eligible participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of the Company’s common stock. The option will expire at the end of the applicable offering period, and will be exercised at that time to the extent of the payroll deductions accumulated during the offering period, subject to the limits set forth in the 2020 ESPP. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of September 30, 2022, no shares have been issued under the 2020 ESPP.

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

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

As of September 30, 2022, the lease was not recorded on the condensed consolidated balance sheet as the facility is under construction. When payments are made by the Company relating to landlord-owned leasehold improvements, they will be recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company plans to reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but the prepayment will not be included in the measurement of the lease liability. As of September 30, 2022, approximately $0.3 million of prepaid rent was recorded in other assets with a corresponding liability recorded in accrued expenses. The lease will be recorded as a component of the Company’s right-of-use asset and operating lease liabilities when the lease commencement date occurs.

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

LYRA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements — Continued

(unaudited)

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Cost:
Operating lease cost	$264	$264	$792	$792
Variable lease cost	870	857	3,744	2,219
Total lease cost	$1,134	$1,121	$4,536	$3,011

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building and variable lease costs associated with the Company’s CMO embedded lease arrangement. During the three months ended September 30, 2022 and 2021, the Company recorded as research and development expense approximately $0.7 million and $0.7 million of operating lease costs related to the CMO embedded lease, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded as research and development expense approximately $3.2 million and $1.7 million of operating lease costs related to the CMO embedded lease, respectively.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of September 30, 2022
Weighted-average remaining lease term (in years)	0.6
Weighted-average discount rate	5.5%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of September 30, 2022 were as follows (in thousands):

Year ending December 31,
Remainder of 2022	$285
2023	382
2024	2
Total maturities	669
Less: Amount representing interest	(12)
Present value of operating lease liability	657
Less: Current portion of operating lease liability	(654)
Total operating lease liability, net of current portion	$3

9. Collaboration Agreement

On May 31, 2021, and amended on September 26, 2022, the Company entered into a License and Collaboration Agreement (“LianBio License Agreement”) with LianBio Inflammatory Limited (“LianBio”) to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. Under the terms of the LianBio License Agreement, the Company received an upfront payment of $12.0 million and is eligible to receive up to $135.0 million in future payments based upon the achievement of specified development, regulatory and commercialization milestones. Upon commercialization on a region-by-region basis, the Company will be entitled to receive low double-digit royalties based on net sales of LYR-210 in the licensed territories. LianBio will be responsible for the clinical development and commercialization of LYR-210 in the licensed territories, and the Company will retain all rights to LYR-210 in all other geographies. As part of the LianBio License Agreement, LianBio will also have the first right to obtain development and commercial rights in the licensed territories to the Company’s LYR-220 product candidate.

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

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.3 million to the Combined Performance Obligation and $3.7 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.4 million to the Combined Performance Obligation and $1.6 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of September 30, 2022, as all milestone amounts were fully constrained based on the probability of achievement.

The Company and LianBio amended the LianBio License Agreement on September 26, 2022, to allow, among other things, LianBio to conduct its own Phase 3 clinical trial and adjust certain future milestones. The amendment also requires both parties to negotiate a supply agreement prior to December 31, 2022. The amendment did not result in any change in the Company’s determination of its performance obligations under the arrangement and all future milestones remain constrained from the transaction price. The Company has determined that the contract modification did not have a material impact on the allocation of the transaction price to the two performance obligations.

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

	As of September 30, 2022
	Pre-Milestone	Milestone	Post-Milestone
Combined Performance Obligation	$8,259	$3,441	$11,700
Development Activities Performance Obligation	3,741	1,559	5,300
Total	$12,000	$5,000	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of September 30, 2022
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2021	$8,259	$3,456	$11,715
Milestone	3,441	1,559	5,000
Revenue recognized	—	(1,352)	(1,352)
Deferred revenue at September 30, 2022	$11,700	$3,663	$15,363

During the three months ended September 30, 2022 and 2021, the Company recognized $0.3 million and $14,000 of collaboration revenue associated with performance obligations, respectively, and $0.1 million and $0 of collaboration revenue associated with milestone achievements, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized $0.9 million and $14,000 of collaboration revenue associated with Development Activities Performance Obligation, respectively, and $0.5 million and $0 of collaboration revenue associated with milestone achievements, respectively. The revenue related to the achievement of the milestone includes a cumulative catch-up adjustment of $0.1 million for the nine months ended September 30, 2022. The September 26, 2022 amendment did not have a material impact on revenue recognized during the three and nine months ended September 30, 2022.

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

On November 8, 2022, we announced our intention to pause enrollment in ENLIGHTEN II to align with internal manufacturing timelines for clinical trial supply. We will focus our resources on the timely completion of ENLIGHTEN I during this period. Moving forward, we intend to utilize our internal manufacturing capabilities in order to supply the entire ENLIGHTEN clinical program and mitigate any further risk to overall program timelines. We believe that focusing on our internal manufacturing capabilities reduces risk associated with technology transfer to third parties. We expect to resume enrollment in ENLIGHTEN II in the third quarter of 2023.

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

We are also developing LYR-220 for use in CRS patients who have an enlarged nasal cavity due to sinus surgery but continue to require treatment to manage CRS symptoms. We initiated the Phase 2 BEACON clinical trial for LYR-220 in November 2021, which will include sites in Australia and the U.S. The Phase 2 BEACON trial is a sham-controlled, parallel-group study to evaluate safety, tolerability, and pharmacokinetics of LYR-220 (7,500 µg MF) matrix, over a 24-week period. Part 1 of the BEACON trial was uncontrolled and designed primarily to assess the feasibility and tolerability of two matrix designs. In the randomized Part 2 stage, one design of LYR-220 will be compared to control in approximately 40 patients. Beyond CRS, we believe our XTreo platform has potential applications in other disease areas, which we are actively exploring to further broaden its therapeutic potential.

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

From inception through September 30, 2022, we have raised an aggregate of $350.4 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our sale of common stock and pre-funded warrants in April 2022, or the April 2022 Financing, $57.3 million were net proceeds from our initial public offering, or IPO, in May 2020, $16.8 million were gross proceeds from government contracts and $17.0 million were gross proceeds from our license and collaboration agreement.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $14.8 million and $11.1 million for the three months ended September 30, 2022 and 2021, respectively, and $41.0 million and $29.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $234.4 million. We anticipate that our expenses will increase significantly as we:

•
conduct additional clinical trials of our most advanced product candidate, LYR-210, including two pivotal Phase 3 clinical trials of LYR-210;
•
conduct a Phase 2 clinical trial of LYR-220;
•
continue to discover and develop additional product candidates;
•
establish a robust, cost-effective and high quality manufacturing and supply chain capacity sufficient to provide clinical and commercial quantities of any product candidates for which we may obtain marketing approval;
•
seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
•
establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain regulatory approval in geographies in which we plan to commercialize our products ourselves;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional staff, including clinical, scientific, technical, manufacturing, regulatory, operational, financial, commercial, and support personnel, to execute our business plan; and
•
add clinical, scientific, operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts, and to enable us to operate as a public company.

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

As of September 30, 2022, we had cash and cash equivalents totaling $109.6 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through mid-2024. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform, and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have recognized $1.6 million of collaboration revenue from our License and Collaboration Agreement, or LianBio License Agreement, with LianBio Inflammatory Limited, or LianBio.

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

Collaboration Agreement

On May 31, 2021, and amended on September 26, 2022, we entered into the LianBio License Agreement to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. Under the terms of the LianBio License Agreement, we received an upfront payment of $12.0 million and are eligible to receive up to $135.0 million in future payments based upon the achievement of specified development, regulatory and commercialization milestones. Upon commercialization on a region-by-region basis, we will be entitled to receive low double-digit royalties based on net sales of LYR-210 in the licensed territories. LianBio will be responsible for the clinical development and commercialization of LYR-210 in the licensed territories, and we will retain all rights to LYR-210 in all other geographies. As part of the LianBio License Agreement, LianBio will also have the first right to obtain development and commercial rights in the licensed territories to our LYR-220 product candidate.

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

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, we determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations. The remaining potential milestone payments that we are eligible to receive were excluded from the transaction price as of September 30, 2022, as all milestone amounts were fully constrained based on the probability of achievement.

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

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 9, 2022.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Dollar
	2022	2021	Change
Collaboration revenue	$359	$14	$345

Operating expenses:
Research and development	10,048	7,077	2,971
General and administrative	5,137	4,018	1,119
Total operating expenses	15,185	11,095	4,090
Loss from operations	(14,826)	(11,081)	(3,745)
Other income:
Interest income	60	26	34
Total other income	60	26	34
Net loss	$(14,766)	$(11,055)	$(3,711)

Collaboration Revenue

The increase in collaboration revenue for the three months ended September 30, 2022 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021.

Research and Development Expenses

Research and development expenses increased by $3.0 million to $10.0 million for the three months ended September 30, 2022 from $7.1 million for the three months ended September 30, 2021.

The increase in research and development expenses for the three months ended September 30, 2022 was primarily attributable to increased clinical development costs of $2.9 million as we continued to enroll patients in our ENLIGHTEN I Phase 3 clinical trial and employee related costs of $0.9 million as we increased research and development headcount to support increased research and development activities. These increases were partially offset by decreased product development and manufacturing costs of $0.5 million as we improved yields in product manufacturing and decreased consulting costs of $0.3 million.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million to $5.1 million for the three months ended September 30, 2022 from $4.0 million for the three months ended September 30, 2021.

The increase in general and administrative expenses for the three months ended September 30, 2022 was primarily attributable to increased employee related costs of $1.7 million, of which $1.0 million was related to stock-based compensation. This increase was partially offset by decreased public company related costs of $0.3 million and decreased professional and consulting costs of $0.2 million.

Interest Income

Interest income increased by $34,000 to $60,000 for the three months ended September 30, 2022 from $26,000 for the three months ended September 30, 2021. This increase was attributable to higher average cash and cash equivalent balances during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 as a result of the proceeds received from our April 2022 Financing.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Dollar
	2022	2021	Change
Collaboration revenue	$1,352	$14	$1,338

Operating expenses:
Research and development	29,346	19,352	9,994
General and administrative	13,157	10,639	2,518
Total operating expenses	42,503	29,991	12,512
Loss from operations	(41,151)	(29,977)	(11,174)
Other income:
Interest income	108	81	27
Total other income	108	81	27
Net loss	$(41,043)	$(29,896)	$(11,147)

Collaboration Revenue

The increase in collaboration revenue was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021, including a cumulative catch-up adjustment of $0.1 million for the nine months ended September 30, 2022.

Research and Development Expenses

Research and development expenses increased by $10.0 million to $29.3 million for the nine months ended September 30, 2022 from $19.4 million for the nine months ended September 30, 2021.

The increase in research and development expenses for the nine months ended September 30, 2022 was primarily attributable to increased clinical development costs of $7.6 million as we enrolled our first patients in our ENLIGHTEN I Phase 3 clinical trial and employee related costs of $2.8 million as we increased research and development headcount to support increased research and development activities. These increases were partially offset by decreases of $0.4 million in product development and manufacturing costs as we improved yields in product manufacturing and $0.4 million in professional and consulting costs.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million to $13.2 million for the nine months ended September 30, 2022 from $10.6 million for the nine months ended September 30, 2021.

The increase in general and administrative expenses for the nine months ended September 30, 2022 was primarily attributable to increased employee related costs of $2.7 million, of which $1.5 million was related to stock-based compensation as well as professional and consulting costs of $0.2 million. These were partially offset by decreases in public company related costs of $0.4 million.

Interest Income

Interest income increased by $27,000 to $0.1 million for the nine months ended September 30, 2022 from $81,000 for the nine months ended September 30, 2021. This increase was primarily attributable to higher average cash and cash equivalent balances during the nine months ended September 30, 2022 as a result of the receipt of the net proceeds from our April 2022 Financing.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through September 30, 2022 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $96.3 million from our April 2022 Financing, net proceeds of $57.3 million from our IPO, $16.8 million from government contracts and $17.0 million of gross proceeds from our license and collaboration agreement. The following table provides information regarding our total cash and cash equivalents at September 30, 2022 and December 31, 2021 (in thousands):

	As of	As of
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$109,558	$45,747

We currently have an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021, or the Form S-3, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of September 30, 2022, we have not sold any securities under the Form S-3.

On May 11, 2021, we entered into an Open Market Sales Agreement, or 2021 ATM Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of September 30, 2022, we had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(31,221)	$(14,523)
Net cash used in investing activities	(136)	(2,302)
Net cash provided by financing activities	96,257	363
Net increase (decrease) in cash, cash equivalents and restricted cash	$64,900	$(16,462)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $31.2 million for the nine months ended September 30, 2022 compared to $14.5 million for the nine months ended September 30, 2021. The increase in cash used in operating activities of $16.7 million was primarily attributable to changes in cash used by operating activities resulting from:

•
$11.1 million increase in net loss;
•
$7.4 million decrease in changes in the components of working capital;
•
$1.7 million increase in stock-based compensation; and
•
$0.1 million increase in depreciation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2022 compared to $2.3 million for the nine months ended September 30, 2021. The decrease in cash used in investing activities of $2.2 million was attributable to decreases in cash used for the purchase of property, equipment and CMO leasehold improvements as we have now begun manufacturing our product candidates for our clinical trials at our CMO’s facility and our facility in Watertown, Massachusetts.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $96.3 million for the nine months ended September 30, 2022 compared to $0.4 million for the nine months ended September 30, 2021. The increase in cash provided by financing activities of $95.9 million during the nine months ended September 30, 2022 was primarily attributable to the net proceeds received from our April 2022 Financing during the nine months ended September 30, 2022.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the costs of conducting future clinical trials of LYR-210 and LYR-220;
•
the costs of manufacturing additional material for two pivotal Phase 3 clinical trials of LYR-210 and a Phase 2 clinical trial of LYR-220 as well as potential future clinical studies we might conduct for our other product candidates;
•
the costs of scaling up our internal and external manufacturing process and supply chain capacity to provide sufficient quantities of LYR-210 and LYR-220 for clinical development and the potential commercialization of LYR-210, and LYR-220 if our clinical development program is successful and we obtain marketing approval;
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below and in our Quarterly Report on Form 10-Q/A filed with the SEC on November 2, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

As further described below, our management is in the process of developing plans to remediate the material weakness identified, but it has not been remediated as of the date of filing of this Quarterly Report on Form 10-Q.

Material Weakness in Internal Control over Financial Reporting

In connection with the preparation of our unaudited consolidated financial statements as of and for the three months ended March 31, 2022, management identified a material weakness in our internal control over financial reporting related to the allocation of the transaction price related to the LianBio License Agreement, which was entered into on May 31, 2021, and the associated allocation of previously identified constrained amounts of the transaction price to the two performance obligations identified in the LianBio License Agreement. This material weakness resulted in a restatement of our previously issued financial statements as of and for the three months ended March 31, 2022 and our previously issued financial statements as of and for the three and six months ended June 30, 2022.

Remediation Process

We continue to evaluate the material weakness and are continuing to develop a plan of remediation to strengthen the effectiveness of the design and operation of our internal control environment. The remediation plan includes the following actions:

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

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $14.8 million and $11.1 million for the three months ended September 30, 2022 and 2021, respectively, and $41.0 million and $29.9 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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
•
establish manufacturing and supply chain capacity sufficient to provide clinical and commercial quantities of any product candidates for which we may obtain marketing approval;
•
seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
•
establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval in geographies in which we plan to commercialize our products ourselves;
•
maintain, expand, and protect our intellectual property portfolio;
•
hire additional staff, including clinical, scientific, technical, manufacturing, regulatory, operational, financial, commercial, and support personnel, to execute our business plan;
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
•
operate as a public company.

Furthermore, our ability to successfully develop, commercialize, and license our products and generate product revenue is subject to substantial additional risks and uncertainties. Each of our product candidates will require additional pre-clinical and/or clinical development, potential regulatory approval in multiple jurisdictions, the securing of manufacturing supply, capacity, and expertise, the use of external vendors, the building of a manufacturing and commercial organization, substantial investment, and significant marketing efforts before we generate any revenue from product sales. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial funds to further develop, manufacture, obtain approval for, and commercialize our product candidates, including LYR-210, for which we initiated two pivotal Phase 3 clinical trials. We will also require substantial funds to further develop, obtain approval for, and commercialize our other product candidate, LYR-220, which is in a Phase 2 clinical trial.

Based on our current operating plan, we believe that our current cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through mid-2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LYR-210 and LYR-220 is highly uncertain, we are unable to estimate the actual funds we will require for development, approval, and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
the cost of establishing sales, marketing, manufacturing, and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
•
the initiation, progress, timing, and results of our commercialization of LYR-210 and LYR-220, if approved for commercial sale.

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

As described in Part I, Item 4 “Controls and Procedures”, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the LianBio License Agreement entered into with LianBio, which resulted in a restatement of our financial statements for the three months ended March 31, 2022 and the three and six months ended June 30, 2022. In connection with such restatement, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can provide no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified with respect to our accounting and reporting for the LianBio transaction, see Part I, Item 4, “Controls and Procedures.”

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

Our business is highly dependent on the success of our most advanced product candidate, LYR-210, which will require significant additional clinical testing before we can seek regulatory approval and potentially launch our product. If LYR-210 does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed.

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

We initiated the pivotal Phase 3 clinical trials for our most advanced product candidate, LYR-210. Additionally, our other product candidate, LYR-220, commenced its Phase 2 BEACON clinical trial in November 2021. It is impossible to predict when or if either of our product candidates will prove effective and safe in humans or if we will receive regulatory approval for any of our product candidates, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

On November 8, 2022, we announced our intention to pause enrollment in ENLIGHTEN II to align with internal manufacturing timelines for clinical trial supply. We will focus our resources on the timely completion of ENLIGHTEN I during this period. Moving forward, we intend to utilize our internal manufacturing capabilities in order to supply the entire ENLIGHTEN clinical program and mitigate any further risk to overall program timelines. We believe that focusing on our internal manufacturing capabilities reduces risk associated with technology transfer to third parties. We expect to resume enrollment in ENLIGHTEN II in the third quarter of 2023.

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

As product candidates proceed through pre-clinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results, or in the process of conducting technology transfer with contract manufacturers. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

Risks Related to Our Dependence on Third Parties

We currently intend to manufacture clinical materials in-house, but we may rely on third parties for the manufacture of materials for our research programs, pre-clinical studies, and clinical trials and we do not have long-term contracts with any of these parties. Any inability to scale up our internal capabilities, or our reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We have relied on third parties for the manufacture of our product candidates and related raw materials for future pre-clinical and clinical development, and may rely on third parties for commercial manufacture if any of our product candidates receive marketing approval. We purchase certain required materials for pre-clinical and clinical drug supply on a purchase order basis. In addition, we have engaged a third-party contract manufacturer to complete the manufacturing for the anticipated LYR-210 Phase 3 clinical trials. Certain of these manufacturers are critical to our production and the loss of these manufacturers to one of our competitors or otherwise, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent, or impair our ability to timely conduct pre-clinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs, and sales, marketing and distribution. As of September 30, 2022, we had 59 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory, and lasting impact. The extent to which the COVID-19 pandemic impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken and vaccines and other treatments developed in the United States and other countries to contain and treat COVID-19. The COVID-19 pandemic resulted in a widespread health crisis that adversely affected the economies and financial markets worldwide, resulting in an economic downturn that could continue to significantly impact our business, financial condition, and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Based on the number of shares of common stock outstanding as of September 30, 2022, our current executive officers, directors, and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 63.2% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management, and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or additional material weaknesses, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. The identification of one or more material weaknesses, including the one described in this Quarterly Report on Form 10-Q, could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As discussed in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements as of and for the three months ended March 31, 2022 and as of and for the three and six months ended June 30, 2022 relating to the LianBio License Agreement we entered into with LianBio. Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal controls over financial reporting, we cannot be certain that, in the future, a material weakness will not exist or otherwise be discovered. We may discover other weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1	4.2	April 27, 2020	333-236962

10.1*(1)	First Amendment to License and Collaboration Agreement, dated September 26, 2022, between Registrant and LianBio Inflammatory Limited and LianBio

10.2*	Amendment No. 3 to Lyra Therapeutics, Inc. 2022 Inducement Award Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Date File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

(1) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and the registrant customarily and actually treats such information as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: November 8, 2022	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial and Accounting Officer)