Form 10-K
period 2022-12-31
Lyra Therapeutics, Inc.
filed 2023-03-29
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

o

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39273

c

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of outstanding shares of common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $102,992,856. For purposes of this disclosure, shares of common stock held by officers and directors of the registrant and by persons who hold more than 10% of the registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of March 1, 2023 was 31,829,774.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to statements regarding:

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
•
the impact of laws and regulations;
•
risks associated with the COVID-19 pandemic ("COVID-19") and related macroeconomic factors, which may adversely impact our business and clinical trials;
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
•
the sufficiency of our cash and cash equivalents to fund out operations;
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
•
we rely on third parties to conduct our pre-clinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to good clinical practices "GCPs" and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates;
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

PART I

Unless the context requires otherwise, we use the terms “Lyra,” “the Company,” “we,” “us,” “our” and similar designations in this Annual Report on Form 10-K to refer to Lyra Therapeutics, Inc. and its wholly-owned subsidiary.

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on the development and commercialization of therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. Our proprietary technology is designed to consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. Our product candidates, LYR-210 and LYR-220, are bioresorbable polymeric matrices designed to be administered in a brief, non-invasive, in-office procedure and intended to deliver up to six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. The drug embedded within LYR-210 and LYR-220 is mometasone furoate, or MF, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States.

LYR-210

LYR-210 is designed to treat CRS patients both with and without nasal polyps who have failed previous medical management and have not undergone endoscopic sinus surgery. A pivotal Phase 3 program of LYR-210, called the ENLIGHTEN program, consists of two pivotal trials and is currently ongoing.

LYR-220

We are developing our second pipeline product candidate, LYR-220, for use in CRS patients who continue to require treatment to manage CRS symptoms despite having had sinus surgery. LYR-220 is also designed to utilize MF, and employs a larger matrix designed for patients whose nasal cavity is enlarged due to sinus surgery. A Phase 2 clinical trial of LYR-220, called BEACON, is currently ongoing.

Our Technology

Our innovative and proprietary drug delivery technology is designed to locally and continuously deliver small molecule drugs to the affected tissue over a sustained period of time from a single administration. The technology is comprised of three interrelated components:

•
a biocompatible mesh scaffold, which is designed to maximize surface area for drug release while maintaining underlying tissue function;
•
an engineered elastomeric matrix, a polymeric matrix composed of polymers having elastic characteristics, which has advanced physical properties resulting in implants with “shape memory” that dynamically adapt to nasal anatomy; and
•
a versatile polymer-drug complex, which can be customized for the treatment of various chronic diseases treatable with ENT delivery to achieve the desired drug dose and drug elution rate.

Our Strategy

Our mission is to transform the ENT treatment paradigm by utilizing our proprietary technology to develop safe and effective therapies for the treatment of CRS. We intend to achieve this through the following strategies:

•
Complete the development and secure FDA approval of LYR-210 for the treatment of CRS. We believe LYR-210, if approved, is well positioned in the CRS treatment paradigm. LYR-210, which is being studied in the ongoing Phase 3 ENLIGHTEN clinical program, utilizes MF, the active ingredient in various FDA-approved drugs. We intend to seek marketing approval for LYR-210 through a 505(b)(2) New Drug Application "NDA" submitted to the FDA.

•
Advance our second product candidate, LYR-220, through clinical development to provide a comprehensive solution for CRS patients who have failed medical management and surgery. We have developed a larger version of LYR-210 designed for use in the enlarged nasal cavity of CRS patients who have had sinus surgery. We believe LYR-220, if successfully developed and approved, is well positioned to provide a preferred alternative to revision surgery and post-surgical medical management. LYR-220 is being studied in the ongoing Phase 2 BEACON clinical trial.
•
Build a commercialization infrastructure in the U.S. market for LYR-210 and LYR-220. If either of our product candidates are approved, we plan to launch an efficient, go-to-market commercialization model focused on targeted outreach to our key physician, payor, and patient audiences.

Chronic Rhinosinusitis: A Disease with High Unmet Medical Needs

CRS is an inflammatory disease of the paranasal sinuses causing the soft, moist layer of mucus-producing tissue, or mucosa, that lines the sinuses to become swollen and inflamed, leading to significant patient morbidities. The inflammation may be caused by infections, allergies, or environmental factors, as well as structural issues such as blockages of an ostium.

CRS has been described in the literature as an “unrecognized epidemic” due to its high prevalence, its substantial impact on patient quality of life, and the significant limitations of currently available treatment options. We estimate that sinusitis, which includes both CRS and acute rhinosinusitis, impacts approximately 12% of the adult population in the United States, or approximately 30 million people, making it the fifth most common condition in people under the age of 65 and more prevalent than diabetes or heart disease. Of this population, we estimate that approximately 14 million people are affected by CRS. We estimate that approximately 8 million people are treated for CRS by physicians annually, of whom approximately 4 million fail medical management every year.

CRS is grouped into two phenotypes for regulatory purposes: CRS without nasal polyps and CRS with nasal polyps. The non-polyp form of CRS represents approximately 70%-to-90% of CRS patients. Currently there are no approved treatments for CRS patients without polyps.

Current Treatments and Their Limitations

The goals of therapy for CRS are to reduce mucosal swelling resulting from underlying inflammation, promote sinus drainage, and eradicate infections that may be present. The treatment of CRS is progressive in nature and typically begins with medical management, primarily with topical intranasal steroids and oral steroids. Topical intranasal steroids typically do not reach the epicenter of the disease deep in the sinuses, have fast clearance and poor compliance. The systemic complications of oral steroids limit their use. If this treatment is unsuccessful, an ENT physician may perform sinus surgery. Sinus surgery is costly, does not address the underlying inflammation, and is invasive with significant post-operative pain.

Currently, there are no FDA-approved drug therapies for CRS for non-polyp patients, although some drugs approved for nasal polyps are used off-label in this population.

Our Solution for CRS

LYR-210 is an anti-inflammatory implantable drug matrix that is designed to consistently and locally elute MF to the inflamed mucosal tissue for up to six months in surgically naïve CRS patients who fail medical management. MF, the active ingredient in various FDA-approved drugs, has a well-established efficacy and safety profile, which we believe will support the development process for LYR-210. LYR-210 is designed to enable sustained drug delivery at difficult-to-access nasal inflammation sites without the need for patient compliance, while avoiding the systemic side effects associated with oral steroids. LYR-210 is designed to be administered in a brief, non-invasive, in-office procedure by an ENT physician under endoscopic visualization via a single-use applicator. We are developing our second pipeline product candidate, LYR-220, for use in CRS patients who continue to require treatment to manage CRS symptoms despite having had sinus surgery. LYR-220 is also designed to utilize MF, and employs a larger matrix designed for patients whose nasal cavity is enlarged due to sinus surgery. LYR-220 is designed as a potential preferred alternative to revision sinus surgery and post-surgical medical management.

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
•
Patient Experience: LYR-210 and LYR-220 are designed to be administered via a simple, brief, non-invasive in-office procedure every six months, which is intended to enhance convenience for patients, unlike the repeated daily medical management and/or time-consuming and painful surgery required by certain other CRS treatment options. Moreover, we believe patients may also benefit from the biocompatible, flexible structure of LYR-210 and LYR-220 that is designed to maximize comfort over the therapy period.
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
•
Localized Delivery: LYR-210 and LYR-220 are designed to benefit from our technology, which is intended to provide localized delivery to avoid systemic side effects that are common with certain other CRS treatment options, such as oral steroids.
•
Patient Applicability: LYR-210 and LYR-220 are designed to treat the entire spectrum of CRS patients who have failed medical management, including pre- and post-surgical patients and patients with and without nasal polyps.
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

Our Clinical Pipeline

The current status of our clinical product candidates is summarized below.

| Candidate | CRS Patient Type | Phase 2 | Phase 3 |
|---|---|---|---|
| **LYR-210**<br>Long-acting Mometasone Furoate | Chronic Rhinosinusitis<br>**Patients with Surgically Naïve Anatomy** | | |
| **LYR-220**<br>Long-acting Mometasone Furoate | Chronic Rhinosinusitis<br>**Patients with Post-Surgical Anatomy** | | |

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

Figure 3. Illustration of Placement of LYR-210 in Middle Meatus.

LYR-210 is an investigational local drug delivery system designed to fit within, and conform to, the confined space of a surgically naïve patient’s middle meatus, an air-containing space that plays a fundamental role in drainage of the paranasal sinuses (see Figure 3, above). LYR-210 consists of MF, the active ingredient in various FDA-approved drugs, embedded in biocompatible polymers to aid in the controlled and sustained delivery of MF to the sinonasal mucosal tissue from a single drug administration. LYR-210 has a tubular braid configuration with a uniform diamond pattern throughout and is 13 mm in diameter and 10 mm in length in the unconstrained state. It has elastic properties to promote patient comfort and is designed to be self-retaining against the mucosal tissue to allow effective drug transfer.

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

• Prospective, multi-center, non-randomized, single-arm, open-label clinical trial

• 25-week trial, including 24 week treatment period, plus one week post-removal

• Bilateral 2,500 µg dose

• 20 patients

• 5 study sites

• Study objective: Evaluate the safety and feasibility over 24 weeks of continuous anti-inflammatory treatment with a single administration of LYR-210

• Primary endpoint: Product-related serious adverse events from baseline to 4 weeks post-procedure

• Additional data collected: Morning serum cortisol, change in intraocular pressure, plasma pharmacokinetics, quality of life by SNOT-22 (secondary endpoint), endoscopy and MRI

• Primary safety endpoint achieved / 2,500 µg was well tolerated during entire duration of treatment

• Significant improvement from baseline in SNOT-22 scores was observed from week 1 through week 25

• Average change in baseline SNOT-22 score at week 1 was -13.0 points (P= 0.008 to pre-treatment)

• Symptom relief, as measured by SNOT-22 score, was observed through the entire duration of study, achieving an average change from baseline of -20.5 points at week 24 (p < 0.0001 to pre-treatment), which was the end of the treatment period, and -20.0 (p < 0.0001) at week 25, which was the end of the study

Phase 2 (LANTERN)	Completed

• Randomized, blinded, sham-controlled, dose-ranging, parallel-group clinical trial

• 24-week treatment period, plus 24 week safety follow up post-removal

• Bilateral 2,500 µg or 7,500 µg dose

• 99 evaluable patients with the option to increase to up to 150 patients. Enrollment discontinued at 67 patients due to COVID-19

• Up to 50 study sites globally

• Primary endpoint: Change from baseline in composite score of 7-day average of 4 cardinal symptoms (4CSS) at week 4

• Secondary objectives: Symptom improvement at week 24, sinus imaging to assess reduction in inflammation, SNOT-22, time to treatment failure, reduction in inflammation, frequency of exacerbations, pharmacokinetics/pharmacodynamics

• At the 7,500 µg dose, LYR-210 achieved statistically significant improvement in 4CSS in favor of the treatment arm as measured by the change from baseline at week 16 (-1.47) (p=0.021), week 20 (-1.61) (p=0.012) and week 24 (-1.64) (p=0.016).

• At the 7,500 µg dose, LYR-210 achieved statistically significant improvement in SNOT-22 score in favor of the treatment arm as measured by the change from baseline at week 8 (-12.2) (p=0.039), week 16 (-15.0) (p=0.008), week 20 (-18.4) (p=0.001) and week 24 (-19.0) (p=0.001).

• Although a strong treatment effect was observed at week 4, LYR-210 did not achieve the primary endpoint of change from baseline in 4CSS at week 4 at either the 7,500 µg dose (-0.36) (p=0.306) or 2,500 µg dose (0.04)

Trial	Status	Trial Design	Trial Objectives	Trial Results
(p=0.525). We believe this was due primarily to the discontinuation of enrollment related to COVID-19.

PK Characterization Study	Completed	• 24 patients in the United States with bilateral 2,500 µg or 7,500 µg dose	• Pharmacokinetic timepoints through 56 days, safety, SNOT-22

• LYR-210 delivered a constant daily dose of MF over 56 days without a drug burst

• Steady state plasma concentrations were 41.2 pg/mL and 12.2 pg/mL in the 7,500 µg and 2,500 µg dose groups respectively

• Clinically relevant improvement from baseline in SNOT-22 observed within 2 weeks

• LYR-210 safe and well tolerated with no serious adverse events

Phase 3 (ENLIGHTEN I)	Initiated February 2022

• Randomized, blinded, sham-controlled, parallel-group clinical trial

• 52-week trial duration: 24-week treatment period, followed by a safety extension period involving crossover treatment for control patients and 1:1 re-randomization to control or repeat treatment for LYR-210 patients

• Approximately 180 adult CRS patients who have failed prior medical management and 2:1 randomization (bilateral LYR-210 7,500 µg): sham procedure

• Up to 60 sites worldwide

• Primary endpoint: Change from baseline in composite score of 7-day average of 3 cardinal symptoms at week 24

• Secondary objectives: Change from baseline in individual cardinal symptoms at week 24, CFBL in CT sinus opacification score at week 24, CFBL in SNOT-22 at week 24, rescue treatment use through week 24

• Recruiting

Phase 3 (ENLIGHTEN II)	Initiated September 2022

• Randomized, blinded, sham-controlled, parallel-group clinical trial

• 24-week treatment period

• Approximately 180 adult CRS patients who have failed prior medical management 2:1 randomization (bilateral LYR-210 (7,500 µg)): sham procedure

• Up to 60 sites worldwide

• Primary endpoint: Change from baseline in composite score of 7-day average of 3 cardinal symptoms at week 24

• Secondary objectives: Change from baseline in individual cardinal symptoms at week 24, CFBL in CT sinus opacification score at week 24, CFBL in SNOT-22 at week 24, rescue treatment use through week 24

• Enrollment paused; expected to resume in the second quarter of 2023

Phase 3

The LYR-210 Phase 3 program consists of two pivotal trials – ENLIGHTEN I and ENLIGHTEN II. ENLIGHTEN I is a 52-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 180 surgically naïve CRS who have failed prior medical management. The trial consists of three stages – a 2- to 4-week screening and run-in stage, a 24-week treatment stage followed by a 28-week safety extension stage. In the treatment stage, patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure. At the end of the treatment stage, patients in the control group receive crossover LYR-210 treatment while patients in the

LYR-210 group are re-randomized 1:1 to either receive a crossover sham-procedure or a repeat treatment with LYR-210 (7,500 µg). The ENLIGHTEN I trial was initiated in February 2022.

ENLIGHTEN II is a 24-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 180 surgically naïve CRS patients who have failed prior medical management. The trial consists of two stages – a 2- to 4-week screening and run-in stage and a 24-week treatment stage. Patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure. ENLIGHTEN II was initiated in September 2022.

The primary endpoint of both ENLIGHTEN I and ENLIGHTEN II is change from baseline (CFBL) at week 24 in the composite score of 3 cardinal symptoms (3CS) score. The 3CS are nasal blockage/obstruction/congestion, anterior/posterior nasal discharge, and facial pain/pressure. Secondary endpoints include CFBL in individual cardinal symptoms at week 24, CFBL in CT sinus opacification score at week 24, CFBL in SNOT-22 at week 24, rescue treatment use through week 24.

On November 8, 2022, we announced a pause in enrollment of ENLIGHTEN II to align with internal manufacturing timelines for clinical trial supply. We will focus our resources on the timely completion of ENLIGHTEN I during this period. Moving forward, we intend to utilize our internal manufacturing capabilities in order to supply the entire ENLIGHTEN clinical program and mitigate any further risk to overall program timelines. We believe that focusing on our internal manufacturing capabilities reduces risk associated with technology transfer to third parties. We expect to resume enrollment in ENLIGHTEN II in the second quarter of 2023.

Phase 2

Our Phase 2 LANTERN clinical trial for LYR-210 was initiated in May 2019. The clinical trial was designed as a multi-center, randomized, controlled, patient blinded trial. The study was designed to enroll 99 evaluable patients with the option to expand to up to 150 patients at up to 30 sites in the United States, Australia, Austria, Czech Republic, New Zealand, and Poland. Due to COVID-19, we discontinued enrollment at 67 patients and did not open any sites in the United States.

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

The key secondary endpoints for the trial were the change from baseline in 7-day average 4CSS at week 24, time to treatment failure, and percentage of subjects with at least 1-point decrease in the bilateral Zinreich score (a measure of inflammation) in at least one pair of the anterior ethmoid, maxillary, posterior ethmoid, frontal, or sphenoid sinuses at Week 24.

In December 2020, we reported positive topline results from our Phase 2 LANTERN clinical trial. In our readout of top-line results, we reported that, at the 7,500 µg dose, LYR-210 achieved statistically significant improvement in 4CSS in favor of the treatment arm as measured by the change from baseline at week 16 (-1.47) (p=0.021), week 20 (-1.61) (p=0.012), and week 24 (-1.64) (p=0.016) (see Figure 5, below). However, although a strong treatment effect was observed at week 4, LYR-210 did not achieve the primary endpoint of change from baseline in 4CSS at week 4 at either the 7,500 µg dose (-0.36) (p=0.306) or 2,500 µg dose (0.04) (p=0.525). We believe this was due primarily to the discontinuation of enrollment related to the COVID-19 pandemic. As a result of the decrease in the number of patients enrolled from planned (99 evaluable) to actually enrolled (67), a greater magnitude of change from baseline in 4CSS at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 was required in order to achieve statistical significance for the primary endpoint.

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

Pharmacokinetic characterization study

The PK study was a 56-day open label, multi-center, U.S. study of the PK and safety of LYR-210 in adult subjects with chronic rhinosinusitis. The primary objective of the study was to establish the PK profile of LYR-210 (see Figure 7, below). The study enrolled 24 patients, half of whom received LYR-210 2,500 µg and the other half received LYR-210 7,500 µg. The study indicated that both doses were safe and well tolerated, with the mean maximum plasma concentration, or Cmax, observed with the 7,500 µg dose well below the Cmax established for FDA-approved formulations of mometasone furoate, or MF. MF blood plasma levels observed during the PK study support LYR-210’s ability to deliver consistent and steady dosing over the entire treatment period. The PK study was selected as the top clinical abstract at the 67th ARS held in October 2021.

Figure 7. Plasma MF Concentration for Pharmacokinetic Characterization Study.

Phase 1

Our Phase 1 clinical trial for LYR-210 was a prospective, multi-center, non-randomized, single-arm, open-label clinical trial with adult surgically naïve CRS patients who have failed medical management. The objective of the trial was to evaluate safety and feasibility over 24 weeks of continuous anti-inflammatory treatment with a single administration of LYR-210 with an additional measurement taken one week post-removal. The trial was conducted across five sites in New Zealand and Australia. Forty LYR-210 matrices were placed bilaterally in 20 patients with and without nasal polyps. Each matrix contained 2,500 µg of MF. LYR-210 met its primary safety endpoint, and significant and rapid, clinically meaningful and durable improvement on a patient symptom severity scale was observed through 25 weeks.

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

LYR-220 for the Treatment of CRS

We are developing our second pipeline product candidate, LYR-220, for use in CRS patients who continue to require treatment to manage CRS symptoms despite having had sinus surgery. LYR-220 is a new investigative therapy for CRS patients with and without nasal polyps that have failed medical management and have had a prior endoscopic sinus surgery. In the treatment paradigm, LYR-220, if approved, is positioned for use in patients post-surgical intervention who continue to have recurrent CRS symptoms or relapse, as a potential preferred alternative to revision surgery. LYR-220 is also designed to utilize MF, and employs a larger matrix designed for patients whose nasal cavity is enlarged due to sinus surgery. We estimate that 40% of patients that present to an ENT physician with CRS have had a prior surgery. These patients represent the addressable market for LYR-220.

No product is currently approved by the FDA to treat post-surgery CRS patients that do not have polyps, representing the vast majority of such CRS patients. A three-month steroid-eluting sinus implant was approved by the FDA to treat CRS in adults with nasal polyps and three subcutaneously-administered monoclonal antibodies (mAbs) were recently approved as add-on maintenance therapy for uncontrolled disease in adults with nasal polyps. We believe LYR-220 is meaningfully differentiated from currently approved products because, if successfully developed and approved, it would be the only product able to deliver up to six months of topical treatment in a single administration to treat both polyp and non-polyp post-surgery CRS patients who fail medical management. Further, with respect to the mAbs, LYR-220 is differentiated because it would provide localized delivery so as to avoid systemic side effects with the added benefit of being a significantly more economical treatment alternative.

In November 2021, we initiated the Phase 2 BEACON clinical trial for LYR-220 which is a controlled, randomized, parallel-group study to evaluate safety, tolerability, pharmacokinetics, and efficacy comparing two designs of LYR-220 to control over a 24-week period in approximately 40 symptomatic adult CRS subjects who have had a prior bilateral sinus surgery. The trial consists of two parts – Part 1 is designed to assess the feasibility of placement and procedural refinements in up to 10 patients who will receive one of two designs of LYR-220; in Part 2, approximately 40 patients will be randomized 1:1 to receive either one of two designs of LYR-220 or sham procedure. The primary endpoint of the trial is incidence of product-related unexpected serious adverse events. Other safety endpoints include incidence of serious and non-serious adverse events, new or worsening of abnormal clinically significant findings in lab values, ophthalmology exams, and nasal endoscopies. Efficacy endpoints include change from baseline in 3CS, SNOT-22 and other CRS symptoms, CFBL in ethmoid opacification by CT, and use of rescue treatments.

In September 2022, we announced positive initial data from the Part 1, non-randomized portion of the BEACON trial, demonstrating the feasibility and tolerability of LYR-220 placement bilaterally in this patient population. All six patients were treated for at least six weeks and no serious or unexpected product related adverse events have been reported. Enrollment is complete in the Part 2, randomized stage of the BEACON trial.

Our Technology

Our innovative and proprietary drug delivery technology is designed to locally and continuously deliver small molecule drugs to the affected tissue over a sustained period of time from a single administration. Our technology platform, developed over the past decade, was first patented in 2009 by members of our team who have extensive experience in drug formulation and delivery, materials science, and biotechnology. This expertise has allowed us to significantly improve upon polymer drug delivery technology and add shape-memory properties to bioresorbable polymeric implants, one of our key innovations.

Figure 1. Lyra’s Proprietary Drug-Eluting Matrix.

Our drug-eluting bioresorbable technology is comprised of three polymeric components, which are designed to work together to enable highly efficient, localized drug delivery (see Figure 1, above). This proprietary technology is designed to enable sustained delivery of medications for many months of therapy, targeting tissues deep in the ENT passages and potentially other diseased tissues that are not accessible with conventional therapeutic approaches. The components of our technology include:

•
Biocompatible Mesh Scaffold—our biocompatible mesh scaffold is designed to maximize surface area for drug release while maintaining underlying tissue function. The mesh scaffold is comprised of bioresorbable polymers and is pliable to maximize patient comfort.
•
Engineered Elastomeric Matrix— our engineered elastomeric matrix, which means a polymeric matrix composed of polymers having elastic characteristics, has advanced physical properties resulting in implants with “shape memory” that dynamically adapt to nasal anatomy and ensure persistent positioning in the target location. The matrix works in conjunction with the underlying mesh to exert outward retention force, keeping it in place as tissue remodels.
•
Versatile Polymer-Drug Complex— our versatile polymer-drug complex can be customized for the treatment of various chronic diseases treatable with ENT delivery to achieve the desired drug dose and drug elution rate.

The three integrated components are fundamental to the successful function and versatility of the technology. For application to a targeted tissue, the implant is compressed into a narrow applicator, which allows non-invasive placement deep within cavities of the ear, nose, and throat. The shape-memory properties ensure the implant self-expands as it is administered through the applicator to comfortably fit within and adapt to the target anatomy. The implant is designed to be oversized for the target anatomy and therefore will push outwards to stay fixed at the target location. Over time, as inflammation recedes due to the local drug therapy, the shape-memory properties are intended to allow the implant to actively adapt to the anatomy and continue to stay in place to elute drug locally for a prolonged period.

Beyond CRS, we believe our technology has potential applications in other disease areas, which we are exploring to further broaden its therapeutic potential.

Intellectual Property and Barriers to Entry

We own all the material intellectual property rights related to our technology and product candidate portfolio. As of December 31, 2022, our product candidate portfolio is protected by issued and pending patents in the U.S. and major foreign countries with claims directed to devices, systems, and method of use, which, exclusive of possible patent term adjustments or extensions or other forms of exclusivity through 2036.

We also rely upon know-how, continuing technological innovation, and technical barriers to entry, including manufacturing and drug delivery complexities, to develop and maintain our competitive intellectual property position.

Management Team

Our management team has extensive drug development, manufacturing, and commercialization experience across a broad spectrum of disease areas, for both drug and drug-device combination products, with a successful track record in large pharmaceutical, medical device, and biotech companies. Additionally, our management team has been involved in the development of successfully approved and commercialized products including Avonex, Copaxone, Eylea, Rezurock, Taxus (drug-eluting stent), Velcade, and XenMatrix.

Post-Approval Commercialization Strategy

If LYR-210 and LYR-220 are successfully developed and approved, we intend to engage in targeted outreach to our key physician, payor, and patient audiences. ENT physicians are the primary treaters of CRS patients who have failed medical management and thus represent our target physician base. Given the requirement for endoscopic placement of our products, we plan to build a targeted in-house sales force that will target ENT physicians who perform 80% of the CRS procedural volume. Given that LYR-210 and LYR-220 can be administered in a brief, simple, in-office procedure requiring no additional equipment, we anticipate that our sales representatives’ time will primarily be directed at educating the ENT physicians around product attributes and patient selection. We plan to supplement our direct physician outreach with appropriate medical education and marketing efforts to further penetrate our physician base and drive adoption of our products.

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

On September 26, 2022, we entered into an amended License and Collaboration Agreement, or the LianBio License Agreement with LianBio Inflammatory Limited, or LianBio to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. Under the terms of the LianBio License Agreement, we received an upfront payment of $12.0 million and are eligible to receive up to $135.0 million in future payments based upon the achievement of specified development, regulatory and commercialization milestones. Upon commercialization on a region-by-region basis, we will be entitled to receive low double-digit royalties based on net sales of LYR-210 in the licensed territories. LianBio will be responsible for the clinical development and commercialization of LYR-210 in the licensed territories, and we will retain all rights to LYR-210 in all other geographies. As part of the LianBio License Agreement, LianBio will also have the first right to obtain development and commercial rights in the licensed territories to our LYR-220 product candidate.

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

LYR-210 and LYR-220 are positioned following the failure of medical management and therefore are not anticipated to compete directly with branded, generic, or over-the-counter inhaled corticosteroids. LYR-210 is positioned for use in surgically naïve CRS patients where the primary competitive treatment is surgical procedures, including endoscopic sinus surgery with and without balloon sinus dilation (BSD) and BSD as a standalone procedure. In this space, LYR-210 would be the only product we are aware of that may deliver six months of local treatment with a single administration as an alternative to surgical interventions. LYR-220 is positioned for use in patients who have had a prior endoscopic sinus surgery, but require ongoing medical management. Currently there are no competitive treatments for post-surgical patients without polyps, which represent the large majority of patients. For patients with polyps, LYR-220 would compete against steroid-releasing sinus implants and mAbs. We believe LYR-220 has competitive advantages over these interventions, including a longer elution profile than the existing sinus implant and no systemic exposure relative to mAbs. Key competitive factors affecting the commercial success of both LYR-210 and LYR-220 and any other product candidates we may develop are likely to be efficacy, safety, and tolerability profile, reliability, convenience of administration, price, and reimbursement.

Sanofi/Regeneron and Optinose are currently seeking to expand the indication of their existing products to include CRS patients without nasal polyps. If these indications are approved by the FDA, they could represent competition for non-polyp patients.

Manufacturing and Supply

We currently manufacture our drug delivery products at our facility in Watertown, Massachusetts with components supplied by external suppliers. This facility enables us to produce clinical trial material for all studies. We perform inspections of these components before use in our manufacturing operations. Using these components, we manufacture, assemble, inspect, and package our implants, and send them to a third-party sterilization vendor. After sterilization, we inspect the product and test via third-party laboratories to determine compliance with our specifications. Upon release of the lot to inventory, the product is labeled and distributed via a third-party vendor to clinical sites.

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

Patents and Patent Applications

As of December 31, 2022, we own 24 issued U.S. patents, 16 foreign issued patents, 4 PCT pending applications, 7 U.S. pending applications, and 24 foreign pending applications, out of which 17 issued U.S. patents, 16 foreign issued patents, 7 U.S. pending applications, and 24 foreign pending applications are directed to our technology, LYR-210, and LYR-220.

All technology to our business has been developed in-house and is protected with patents and patent applications in three major lineages, along with the beginning of a fourth, more recent lineage of patent applications. The first lineage dates from 2009 and provides protection potentially until 2030, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. This first lineage includes issued patents in the U.S., Europe, Japan, Canada, and Great Britain that are not limited to any particular drug, site of delivery, or patient condition, but specify features of the implant, delivery system, method, and polymers. The second lineage dates from 2015 and provides protection potentially until 2036, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. This second lineage includes issued patents with ENT-specific method claims directed to the specific drug, site of delivery (i.e., middle meatus), and patient condition, with allowed and issued cases in the U.S., China, and Japan along with numerous pending applications in the U.S., Europe, Japan, Canada, China, and Great Britain. The third lineage dates from 2017 with the prospect of patent protection potentially until 2038, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. This third lineage attempts to capture the products drug release features and patient results from the recent clinical trial. It includes allowed cases in Australia and Great Britain, along with pending applications in the U.S., Canada, Australia, Europe, Korea, Singapore, China, and Japan. The fourth lineage dates from 2021 and provides protection potentially until 2042, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. The fourth lineage is directed to a higher drug load (7500 ug). The lineage stems from a patent application filed under the Patent Cooperation Treaty that will enter the National Phase in September of 2023.

Trademarks and Trade Secrets

We also rely upon trade secrets, know-how, and continuing technological innovation, and may pursue licensing opportunities in the future, to develop and maintain our competitive position. We seek to protect our proprietary rights through a variety of methods, including confidentiality agreements, invention assignment agreements, and non-solicitation and non-compete agreements with suppliers, employees, consultants, and others who may have access to proprietary information.

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
•
satisfactory completion of an FDA inspection of the manufacturing facility at which the drug is produced and selected clinical sites to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; GCPs; and the integrity of the clinical data;
•
payment of user fees; and
•
FDA review and approval of the NDA.

We are developing our product candidates using an innovative drug delivery technology comprised of a mesh scaffold, an elastomeric matrix, and a polymer-drug complex delivered through a narrow applicator. In the United States, products composed of components that would normally be regulated by different centers at the FDA are known as combination products. Typically, the FDA’s Office of Combination Products assigns a combination product to a specific Agency Center as the lead reviewer. The FDA determines which Center will lead a product’s review based upon the product’s primary mode of action. Depending on the type of combination product, its approval, clearance, or licensure may usually be obtained through the submission of a single marketing application. We anticipate that LYR-210 and LYR-220 will be regulated as drugs, and for each product candidate, the FDA will permit a single regulatory submission seeking approval. However, the FDA sometimes will require separate marketing applications for individual constituent parts of the combination product which may require additional time, effort, and information. Even when a single marketing application is required for a combination product, such as an NDA for a combination pharmaceutical and device product, both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health may participate in the review. An applicant will also need to discuss with the Agency how to apply certain premarket requirements and post-marketing regulatory requirements, including conduct of clinical trials, adverse event reporting, and cGMPs, to their combination product.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective, and a clinical trial proposed in the IND may begin 30 days after the FDA receives the IND, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, known as the Orange Book. Any applicant who files an Abbreviated New Drug Application, or ANDA, seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must certify, for each patent listed in the Orange Book for the referenced drug, to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA, (2) such patent has expired, (3) the date on which such patent expires, or (4) such patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. The fourth certification described above is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. This section viii statement does not require notice to the patent holder or NDA owner. There might also be no relevant patent certification.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020, through December 31, 2021, absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Employees

As of December 31, 2022, we had 58 full-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. Employee turnover has not had a material impact on our operations. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the state of Delaware in November 2005 under the name WMR Biomedical, Inc. In July 2018, we changed our name to Lyra Therapeutics, Inc. Our principal executive offices are located at 480 Arsenal Way, Watertown, MA 02472 and our telephone number is (617) 393-4600. Our website address is www.lyratx.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Available Information

Our Internet address is www.lyratx.com. Our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission, or the SEC, and are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. Our filings with the SEC may be accessed through the SEC’s website at http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information contained in this Annual Report on Form 10-K before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and a history of escalating operating losses, which may make it difficult to evaluate the prospects for our future viability.

We are a clinical-stage biotechnology company established in November 2005. Our operations to date have been limited to financing and staffing our Company, developing our technology, and identifying and developing our product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have not yet demonstrated an ability to obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for, and commercializing CRS treatments.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $55.3 million and $43.5 million for the fiscal years ended December 31, 2022 and December 31, 2021, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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
•
complete the Phase 2 BEACON clinical trial of LYR-220;
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

We will need significant additional funding in order to complete development of, manufacture, and obtain regulatory approval for our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.

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

We will require substantial funds to further develop, manufacture, obtain approval for, and commercialize our product candidates, including LYR-210, for which we have initiated two pivotal Phase 3 clinical trials. We will also require substantial funds to further develop, obtain approval for, and commercialize our other product candidate, LYR-220, which is currently being studied in a Phase 2 clinical trial.

Based on our current operating plan, we believe that our current cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into mid-2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LYR-210 and LYR-220 is highly uncertain, we are unable to estimate the actual funds we will require for development, approval, and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the scope and results of our pre-clinical studies and clinical trials, including any unforeseen costs we may incur as a result of pre-clinical study or clinical trial delays due to COVID-19 or other causes;
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

Depending on our business performance, the economic climate, and market conditions, we may be unable to raise additional funds through any sources. Market volatility resulting from COVID-19 or other causes could also adversely impact our ability to access capital as and when needed. If we are unable to obtain adequate funding on a timely basis, we may be required to curtail or discontinue one or more of our development programs for LYR-210 or LYR-220, or to reduce our operations. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preference over those of our existing common stock.

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

As described in Part I, Item 4 “Controls and Procedures”, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the LianBio License Agreement entered into with LianBio, which resulted in a restatement of our financial statements for the three months ended March 31, 2022 and the three and six months ended June 30, 2022. Accordingly, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can provide no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified with respect to our accounting and reporting for the LianBio transaction, see Part II, Item 9A, “Controls and Procedures.”

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

We are a biotechnology company focused on the development and commercialization of novel integrated drug and drug delivery solutions for the localized treatment of patients with ENT diseases. Our product candidates are in clinical development, and favorable results in early-stage clinical trials may not be predictive of success in later clinical trials and may not lead to commercially viable products for any of several reasons. For example, our product candidates may fail to be safe and effective in current or future clinical trials or pre-clinical studies, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. Our product candidates will require significant additional development, clinical trials, regulatory authorizations, and additional investment by us before they can be commercialized.

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

We advanced LYR-210 through our Phase 2 randomized, controlled, patient blinded LANTERN clinical trial, evaluating the safety and efficacy in surgically naïve CRS patients who have failed previous medical management. The trial was designed to enroll 99 evaluable patients with the potential to increase to up to 150 patients and was initiated in May 2019 at sites in Australia, Austria, Czech Republic, New Zealand, and Poland. In December 2019, the FDA authorized our investigational new drug application, and, prior to the COVID-19 pandemic, we planned to enroll patients in the United States. However, in light of developments relating to the COVID-19 pandemic, as described below, we discontinued enrollment at 67 patients in our Phase 2 LANTERN clinical trial and did not enroll any patients in the United States.

On December 7, 2020, we reported top-line results from our Phase 2 LANTERN clinical trial, including that LYR-210 failed to meet the primary endpoint of the trial. We believe this was primarily due to the discontinuation of enrollment related to the COVID-19 pandemic. As a result of the decrease in the number of patients enrolled from planned (99 evaluable) to actually enrolled (67) patients in our Phase 2 LANTERN clinical trial, a greater magnitude of change in composite score of the seven-day average of four cardinal symptoms from baseline at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 was required in order for the trial to achieve statistical significance for the primary endpoint. There can be no assurance that we will achieve the primary endpoint or any other endpoints in the ENLIGHTEN Phase 3 clinical trials we conduct for LYR-210.

Moreover, while we leveraged remote electronic data collection to enable us to complete the clinical assessments and generate sufficient information in our Phase 2 LANTERN clinical trial to commence designing our Phase 3 clinical trial, there can be no assurance that COVID-19 or other delays or disruptions will not hinder our electronic data collection or our ability to collect data or measurements requiring sinus imaging to assess reduction in inflammation and phlebotomy to assess pharmacokinetics/pharmacodynamics. For example, we were unable to enroll patients in our Phase 2 LANTERN clinical trial in the United States from whom we intended to collect certain additional pharmacokinetic data due to COVID-19, and as a result, we initiated a separate characterization study in September 2020, as a follow-on to our Phase 2 LANTERN clinical trial, in order to collect such data. The characterization study was a 56-day open label, multi-center, U.S. study of the PK and safety of LYR-210 in adult subjects with chronic rhinosinusitis. The primary objective of the study was to establish the PK profile of LYR-210. The study enrolled 24 patients, half of whom received LYR-210 2,500 µg and the other half received LYR-210 7,500 µg. The study indicated that both doses were safe and well tolerated, with the mean maximum plasma concentration, or Cmax, observed with the 7,500 µg dose well below the Cmax established for FDA-approved formulations of mometasone furoate, or MF. MF blood plasma levels observed during the PK study support LYR-210’s ability to deliver consistent and steady dosing over the entire treatment period. There can be no assurance that any future trial we may conduct will not be affected or further affected by COVID-19 or other delays and disruptions.

If the required regulatory approvals for LYR-210 are not obtained or are significantly delayed, including as a result of COVID-19, or any approved products are not commercially successful, our business, financial condition, and results of operations may be materially harmed.

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

On May 31, 2021, and as amended on September 26, 2022, we have entered into the LianBio License Agreement. The LianBio License Agreement grants an exclusive license to develop and commercialize the Company’s product candidate LYR-210, an anti-inflammatory, intra-nasal drug matrix designed to treat chronic rhinosinusitis Disease in Greater China (mainland China, Hong Kong, Macau, and Taiwan), Singapore, South Korea, and Thailand, or the Territory. Furthermore, under the LianBio License Agreement, LianBio has the first right to obtain a license to develop and commercialize Lyra’s product candidate LYR-220, an anti-inflammatory, intra-nasal, drug matrix in development for the treatment of chronic rhinosinusitis patients who have undergone a prior sinus surgery but continue to have persistent disease in the Territory. We also may in the future enter into license and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

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
•
government, IRB, or other regulatory delays or “clinical holds” requiring suspension or termination of the trials; and
•
business interruptions resulting from COVID-19.
•
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
•
the supply or quality of our product candidates or other materials necessary to conduct pre-clinical studies or clinical trials of our product candidates, or commercialize our products, may be insufficient or inadequate;
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

Both of our current product candidates are in clinical development. Notwithstanding the data obtained to date with respect to LYR-210 and LYR-220 in CRS, LYR-210 and LYR-220 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from our product sales. In addition, if we encounter safety or efficacy problems, developmental delays or regulatory issues, delays caused by COVID-19, or other problems, our developmental plans and business could be significantly harmed. For example, our Phase 2 LANTERN clinical trial for LYR-210 failed to meet its primary endpoint which may delay our overall commercialization efforts.

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

In addition, product candidates in later stages of clinical trials may fail to show the desired safety profiles and efficacy results despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or pre-clinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit, or prevent regulatory approval.

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

On November 8, 2022, we announced a pause in enrollment of ENLIGHTEN II to align with internal manufacturing timelines for clinical trial supply. We will focus our resources on the timely completion of ENLIGHTEN I during this period. Moving forward, we intend to utilize our internal manufacturing capabilities in order to supply the entire ENLIGHTEN clinical program and mitigate any further risk to overall program timelines. We believe that focusing on our internal manufacturing capabilities reduces risk associated with technology transfer to third parties. We expect to resume enrollment in ENLIGHTEN II in the second quarter of 2023.

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

We cannot assure you that we will receive the approvals necessary to commercialize our product candidates, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, and testing. We cannot predict whether our research and clinical efforts will result in drugs that the FDA will determine are safe for humans and effective for their intended uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing, perform post-marketing studies, address manufacturing concerns, or otherwise limit or impose conditions on any approval we obtain. The approval process may also be delayed by changes in government regulation, the impact of COVID-19, future legislation or administrative action, or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

Separately, in response to the COVID-19 pandemic the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic, including providing guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•
the impact of ongoing COVID-19.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex, and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Serious adverse events, or SAEs, or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our clinical trials or pre-clinical studies could reveal a high and unacceptable severity and prevalence of side effects, toxicities, or unexpected characteristics, including death. For example, in our Phase 1 clinical trial for our most advanced product candidate, LYR-210, there was one SAE in the active group (acute myocardial infarction), which was considered not related to LYR-210. For more information, see “Business—LYR-210 for the Treatment of CRS—Overview of Our Clinical Development for LYR-210" in this Annual Report on Form 10-K.

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

As product candidates proceed through pre-clinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results or in the process of conducting technology transfer with contract manufacturers. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

In the ordinary course of our business, we directly or indirectly collect and store sensitive data, including intellectual property, confidential information, pre-clinical and clinical trial data, proprietary business information, personal data, and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure has been and, from time to time, may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance, or other disruptions. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with COVID-19. Although, to our knowledge, we have not experienced any material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, or significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our business reputation and delay our clinical development of our product candidates.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, and advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, the EMA, and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. In addition, the sponsor of an approved NDA is subject to periodic inspections and other FDA monitoring and reporting obligations, including obligations to monitor and report adverse events and other information such as the failure of a product to meet the specifications in the NDA. NDA sponsors must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. The FDA may require changes in the labeling of already approved drug products and require that sponsors conduct post-marketing studies. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

If we or third-party contract manufacturing organizations or CMOs, CROs, or other contractors or consultants fail to comply with applicable federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing, and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security, or reputational damage.

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

There are a number of companies developing or marketing therapies for the treatment and management of CRS that may compete with our current product candidates, including many major pharmaceutical and biotechnology companies. These companies include, among others: Hoffman-La Roche, GlaxoSmithKline, AnaptysBio, Regeneron, Optinose, and Medtronic.

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

If either LYR-210 or LYR-220 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of LYR-210 or LYR-220, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•
perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our technology;
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

Our product candidates, LYR-210 and LYR-220, are bioresorbable polymeric matrices designed to be administered in a brief, non-invasive, in-office procedure by an ENT physician under endoscopic visualization via a single-use applicator. While we believe ENT physicians will be able to administer our product candidates, if successfully developed and approved, in conjunction with an endoscopy procedure, thereby making the placement aligned with the existing care continuum for CRS patients and eliminating the need for ENT physicians to schedule separate surgical time, ENT physicians may not adopt our in-office procedure for a number of reasons, including:

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

Additionally, while it is currently more cost-effective to the healthcare system for providers to perform the placement procedure in an ENT physician’s office than endoscopic sinus surgery in an operating room, healthcare economics are subject to change. If the use of our products were to cease being more cost-effective than endoscopic sinus surgery due to changes in reimbursement economics, our products may fail to gain market acceptance, our future growth would be limited, and our business may be adversely affected.

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

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. The extent to which COVID-19 impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects and may cause delays. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

If any of our relationships with these third-parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional CROs, investigators, and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. COVID-19 and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators, and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

As is the case with other biotechnology companies, our commercial success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity and is therefore costly, time consuming, and inherently uncertain. Recent wide-ranging patent reform legislation in the United States, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, could increase those uncertainties and costs.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs, and sales, marketing, and distribution over the next few years. As of December 31, 2022, we had 58 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our current and projected business operations and our financial condition and results of operations.

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

Moreover, we were unable to enroll patients in our Phase 2 LANTERN clinical trial in the United States from whom we intended to collect certain additional pharmacokinetic data, and as a result, we initiated a separate characterization study in September 2020 as a follow-on to our Phase 2 LANTERN clinical trial in order to collect such data. We are also experiencing delays enrolling patients in our Phase 2 BEACON clinical trial at our sites in Australia as a result of restrictions imposed in response to the COVID-19 pandemic.

Additionally, certain third parties, including manufacturers, medical institutions, clinical investigators, CROs, and consultants with whom we conduct business are similarly adjusting their operations and assessing their capacity in light of COVID-19. If these third parties continue to experience shutdowns or business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, as a result of COVID-19, there could be delays in the manufacturing supply chain for mometasone furoate, which could delay or otherwise impact the manufacturing of LYR-210. It is also likely that the disproportionate impact of COVID-19 on hospitals and clinical sites will have an impact on recruitment and retention for our planned clinical trials.

To the extent COVID-19 adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Our stock price may be volatile. The stock market in general and the market for smaller biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including:

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

In addition, the trading prices for common stock of other biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. The extent to which COVID-19 may impact our business, pre-clinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Our current executive officers, directors, and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Based on the number of shares of common stock outstanding as of March 1, 2023, our current executive officers, directors, and stockholders who own more than 10% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 58.8% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management, and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until December 31, 2025. However, if certain events occur prior to such date, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to such date. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K. In particular, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.

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

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements, and have provided only two years of audited financial statements in this Annual Report on Form 10-K. We are also exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

General Risk Factors

We expect to continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or additional material weaknesses, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. The identification of one or more material weaknesses, including the one described in this Annual Report on Form 10-K, could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our ability to use our net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2022, we had net operating loss carryforwards, or NOLs, of $112.1 million for federal income tax purposes and $25.5 million for state income tax purposes, which may be available to offset our future taxable income, if any, and begin to expire at various dates through 2037. As of December 31, 2022, we also had federal and state research and development credit carryforwards of $1.8 million, which begin to expire at various dates through 2037. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, or IRC, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. The Company has performed an IRC 382 study during the year which resulted in identifying three separate ownership changes that occurred on March 31, 2006, January 17, 2020, and April 13, 2022. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

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

Unstable global political or economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, the war between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business, results of operations and price of our common stock may be adversely affected.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

Moreover, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We occupy office and laboratory space in Watertown, Massachusetts under a lease agreement, as amended, that terminates on April 30, 2024. We do not own any real property. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

In May 2022, we executed a new lease for laboratory and office space. This lease will commence when we obtain possession of the underlying asset, which is expected to occur in the fourth quarter of 2023, following completion of construction to prepare the premises for our intended use.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

On March 17, 2023, we filed a complaint in the Court of Chancery of the State of Delaware against a former contract manufacturer alleging breach of contract. We alleged in our complaint that our former contract manufacturer breached our Master Clinical Supply Agreement (“MCSA”) by misrepresenting their ability to produce LYR-210 in accordance with our specifications and with a robust quality system in place, and failed to return certain customer materials and equipment as required under the MCSA. Our complaint seeks monetary damages and the return of equipment and materials that we own. On March 28, 2023, the contract manufacturer filed a motion to remove the case from the Chancery Court to the United States District Court for the District of Delaware.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The Nasdaq Global Market under the symbol “LYRA.”

Holders

As of March 1, 2023, there were approximately 70 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

In the quarter ended December 31, 2022, we did not repurchase any of our equity securities or issue any securities that were not registered under the Securities Act.

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

Overview

We are a clinical-stage biotechnology company focused on the development and commercialization of therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. Our proprietary technology is designed to consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. Our product candidates, LYR-210 and LYR-220, are bioresorbable polymeric matrices designed to be administered in a brief, non-invasive, in-office procedure and intended to deliver up to six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. The therapeutic embedded within LYR-210 and LYR-220 is mometasone furoate, or MF, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States.

LYR-210

LYR-210 is designed to treat CRS patients both with and without nasal polyps who have failed previous medical management and have not undergone endoscopic sinus surgery. A pivotal Phase 3 program of LYR-210, called the ENLIGHTEN program, consists of two pivotal trials and is currently ongoing.

LYR-220

We are developing our second pipeline product candidate, LYR-220, for use in CRS patients who continue to require treatment to manage CRS symptoms despite having had sinus surgery. LYR-220 is also designed to utilize MF, and employs a larger matrix designed for patients whose nasal cavity is enlarged due to sinus surgery. A Phase 2 clinical trial of LYR-220, called BEACON, is currently ongoing.

Our Technology

Our innovative and proprietary drug delivery technology is designed to locally and continuously deliver small molecule drugs to the affected tissue over a sustained period of time from a single administration. The technology is comprised of three interrelated components:

•
a biocompatible mesh scaffold, which is designed to maximize surface area for drug release while maintaining underlying tissue function;
•
an engineered elastomeric matrix, a polymeric matrix composed of polymers having elastic characteristics, which has advanced physical properties resulting in implants with “shape memory” that dynamically adapt to nasal anatomy; and
•
a versatile polymer-drug complex, which can be customized for the treatment of various chronic diseases treatable with ENT delivery to achieve the desired drug dose and drug elution rate.

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

From inception through December 31, 2022, we have raised an aggregate of $350.4 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 Financing (as defined below); $57.3 million were net proceeds from our initial public offering, $16.8 million were gross proceeds from government contracts and $17.0 million were gross proceeds from our license and collaboration agreement.

We have incurred significant net operating losses in every year since inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $55.3 million and $43.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $248.7 million. We anticipate that our expenses will increase significantly as we:

•
conduct additional clinical trials of our most advanced product candidate, LYR-210, including two ongoing pivotal Phase 3 clinical trials of LYR-210;
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

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate. Additionally, we may engage third party contract manufacturers to manufacture out products in the future. We do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations and licensing arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed.

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

As of December 31, 2022, we had cash and cash equivalents totaling $32.6 million and short-term investments of $65.3 million. We believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have recognized $1.6 million of collaboration revenue from our LianBio License Agreement.

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

Collaboration Agreement

On September 26, 2022, we entered into an amended LianBio License Agreement with LianBio to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. Under the terms of the LianBio License Agreement, we received an upfront payment of $12.0 million and are eligible to receive up to $135.0 million in future payments based upon the achievement of specified development, regulatory and commercialization milestones. Upon commercialization on a region-by-region basis, we will be entitled to receive low double-digit royalties based on net sales of LYR-210 in the licensed territories. LianBio will be responsible for the clinical development and commercialization of LYR-210 in the licensed territories, and we will retain all rights to LYR-210 in all other geographies. As part of the LianBio License Agreement, LianBio will also have the first right to obtain development and commercial rights in the licensed territories to our LYR-220 product candidate.

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
•
costs related to compliance with clinical regulatory requirements; and
•
facility costs and other allocated expenses, which include expenses for rent and maintenance of our facility, utilities, depreciation, and other supplies; and
•
Impairment costs related to long-lived assets.

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
•
competition with other therapies; and
•
business interruptions resulting from COVID-19.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and short-term investments.

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

Going Concern Evaluation and Presentation

Based on our current operating plan, we believe that our current cash, cash equivalents, and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into mid-2024. Significant assumptions exist surrounding the use of our capital resources which could give rise to the use of available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LYR-210 and LYR-220 is highly uncertain, we are unable to estimate the actual funds we will require for development, approval, and any approved marketing and commercialization activities.

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

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner, and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

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

Collaborative arrangement revenue

On May 31, 2021, and amended on September 26, 2022, the Company entered into the LianBio License Agreement with LianBio, to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. See Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the arrangement.

As part of the accounting for this arrangement, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. For example, a proportion of the stand-alone selling price is related to research and clinical trial work and development performed whereby revenue is recognized as the underlying services are performed using a cost-to-cost model. We measure the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation.

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

The Black-Scholes option-pricing model uses the following inputs: the fair value of our common stock, the expected volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. We utilize historical volatility to approximate expected volatility. Prior to our IPO in 2020, we have historically been a private company and lack company-specific historical and implied volatility data. Therefore, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us, including stage of product development, life science industry focus, length of trading history, and similar vesting provisions. The historical volatility data is calculated based on a period of time commensurate with the expected term assumption. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, we utilize the contractual term of the share-based payment as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid cash dividends and has no current plans to pay any cash dividends on its common stock. Our policy is to recognize forfeitures as they occur.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Dollar
	2022	2021	Change
Collaboration revenue	$1,363	$285	$1,078
Operating expenses:
Research and development	38,797	29,694	9,103
General and administrative	17,556	14,206	3,350
Loss on impairment of long-lived assets	1,316	—	1,316
Total operating expenses	57,669	43,900	13,769
Loss from operations	(56,306)	(43,615)	(12,691)
Other income:
Interest income	1,041	102	939
Total other income	1,041	102	939
Net loss before taxes	(55,265)	(43,513)	(11,752)
Income tax expense	(13)	—	(13)
Net loss	$(55,278)	$(43,513)	$(11,765)

Collaboration Revenue

The increase in collaboration revenue was a result of revenue recognized under the LianBio License Agreement.

Research and Development Expenses

Research and development expense increased by $9.1 million to $38.8 million for the year ended December 31, 2022 from $29.7 million for the year ended December 31, 2021.

The increase in research and development expenses for the year ended December 31, 2022 was primarily attributable to an increase in clinical spend of $9.0 million as we progress along our clinical trials; an increase in employee related costs of $3.5 million as we increased research and development headcount, including an increase of $0.3 million of stock-based compensation; and a $0.4 million cost increase due to depreciation and shared allocation and support costs within research and development. These expenses were partially offset by a $2.5 million decrease in product development and manufacturing costs; and $1.1 million decrease in professional and consulting fees as many of these costs were absorbed by the increase in headcount.

General and Administrative Expenses

General and administrative expense increased by $3.4 million to $17.6 million for the year ended December 31, 2022 from $14.2 million for the year ended December 31, 2021.

The increase in general and administrative expenses for the year ended December 31, 2022 was primarily attributable to an increase in employee related fees of $3.7 million of which $2.3 million was attributed to stock-based compensation. These were partially offset by $0.7 million decrease in costs primarily public related which was driven by savings on D&O insurance.

Loss on Impairment of Long-Lived Assets

We recognized $1.3 million related to loss on long-lived research and development assets. In October of 2022, we terminated an agreement with a contract manufacturer. We have funded certain leasehold improvements at the CMO’s facility that we do not anticipate receiving the benefit of in the future and have accordingly impaired the respective assets.

Interest Income

Interest income increased $0.9 million to $1.0 million for the year ended December 31, 2022 from $0.1 million for the year ended December 31, 2021. The increase in interest income was attributable to improved cash management and investment strategy as there was a higher cash balance allowing for investment opportunities in the advantageous rate environment for the year ended December 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through December 31, 2022 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $96.3 million from our April 2022 Financing, net proceeds of $57.3 million from our IPO, $16.8 million from government contracts and proceeds of $17.0 million from our license and collaboration agreement. The following table provides information regarding our total cash, cash equivalents, and short-term investments at December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$32,550	$45,747
Short-term investments	$65,344	$—

We currently have an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021, or the Form S-3, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of December 31, 2022, we have not sold any securities under the Form S-3.

On May 11, 2021, we entered into an Open Market Sales Agreement, or 2021 ATM Agreement, or Sales Agreement, with Jefferies LLC, or Jefferies, to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as our sales agent. As of December 31, 2022, we had received no proceeds from the sale of shares of common stock pursuant to the 2021 ATM Agreement. As of March 27, 2023 we terminated the 2021 ATM agreement with Jefferies.

On April 13, 2022, the Company announced the closing of its private placement of common stock (or, in lieu thereof, pre-funded warrants to purchase common stock), resulting in gross proceeds of approximately $100.5 million (“April 2022 Financing”). The Company received approximately $96.3 million in net proceeds after deducting estimated offering costs of $4.2 million. Pursuant to the securities purchase agreement, (i) certain investors purchased an aggregate of 18,815,159 shares of common stock at $4.22 per share for gross proceeds to the Company of $79.4 million and (ii) certain investors purchased pre-funded warrants to purchase an aggregate of 5,000,000 shares of common stock, with the exercise price of $0.001 per share for gross proceeds of $21.1 million to the Company. The warrants are exercisable on and after April 13, 2022 and expire on April 12, 2027.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(43,385)	$(25,820)
Net cash used in investing activities	(65,006)	(3,385)
Net cash provided by financing activities	96,257	359
Net decrease in cash, cash equivalents and restricted cash	$(12,134)	$(28,846)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $43.4 million for the year ended December 31, 2022, primarily resulting from our net loss of $55.3 million, partially offset by non-cash adjustments of $7.3 million and cash provided by changes in our operating assets and liabilities of $4.6 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses. Our net non-cash charges during the year ended December 31, 2022 primarily consisted of $5.4 million of share-based compensation expense, $1.3 million of non-cash loss on impairment of long-lived assets and $1.1 million of depreciation expense, which were partially offset by $0.5 million of net amortization of premiums on short-term investments. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2022 consisted primarily of an increase of $3.6 million of deferred revenue, $2.4 million, net increase in accrued expenses and accounts payable due to the timing of payments, partially offset by an increased in prepaid expenses and other assets of $1.3 million, also due to the timing of payments.

Net cash used in operating activities was $25.8 million for the year ended December 31, 2021, primarily resulting from our net loss of $43.5 million, partially offset by non-cash charges of $3.7 million and cash provided by changes in our operating assets and liabilities of $14.0 million. Our net loss was primarily attributed to research and development activities, and our general and administrative expenses. Our net non-cash charges during the year ended December 31, 2021 primarily consisted of $2.7 million of stock-based compensation expense and $1.0 million of depreciation expense. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2021 consisted primarily of a $11.7 million increase in deferred revenue due to payments received under our License and Collaboration agreement, and a $3.6 million increase in accounts payable and accrued expenses, partially offset by a $1.3 million increase in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Net cash used in investing activities was $65.0 million for the year ended December 31, 2022 compared to $3.4 million for the year ended December 31, 2021. The increase in cash used in investing activities of $61.6 million was attributable to purchases of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $96.3 million for the year ended December 31, 2022 compared to $0.4 million for the year ended December 31, 2021. The increase in cash provided by financing activities of $95.9 million was primarily attributable to the gross proceeds of $100.5 million resulting in net proceeds of $96.3 million from our April 2022 financing. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion of the April 2022 Financing.

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

We expect that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2024. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
•
the costs of operating as a public company; and
•
the cost of potential business interruptions resulting from COVID-19.

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

Further, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. All of these factors could impact our liquidity and future funding requirements, including but not limited to our ability to raise additional capital when needed on acceptable terms, if at all. The duration of this economic slowdown is uncertain and the impact on our business is difficult to predict. See “Risk Factors— Unstable global political or economic conditions may have serious adverse consequences on our business, financial condition and share price.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, or December 31, 2025, (b) in which we have total annual gross revenues of $1.235 billion or more, or (c) in which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our outstanding common stock held by non-affiliates exceeds $700 million as of last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022.

As further described below, our management is in the process of developing and implementing plans to remediate the material weakness identified, but it has not been remediated as of the date of filing of this Annual Report on Form 10-K.

Material Weakness in Internal Control over Financial Reporting

In connection with the preparation of our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2022, management identified a material weakness in our internal control over financial reporting related to the allocation of the transaction price related to the LianBio License Agreement, which was entered into on May 31, 2021, and amended on September 26, 2022, and the associated allocation of previously identified constrained amounts of the transaction price to the two performance obligations identified in the LianBio License Agreement. This material weakness resulted in a restatement of our previously issued financial statements as of and for the three months ended March 31, 2022 and our previously issued financial statements as of and for the three and six months ended June 30, 2022.

Remediation Process

We continue to evaluate the material weakness and are continuing to develop and implement a plan of remediation to strengthen the effectiveness of the design and operation of our internal control environment. Our remediation plan includes the following actions:

•
Enhance our review procedures with respect to accounting for any new and complex transactions, such as the LianBio License Agreement, as well as the periodic evaluation of ongoing activities associated with any collaboration and license agreements and the related accounting and disclosure;
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

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as a result of the material weakness described above.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following table presents information concerning our board of directors as of December 31, 2022.

Name	Age	Position	In Current Position Since
Harlan W. Waksal, M.D.	69	Executive Chair and Chairperson of the Board	February 2022
Maria Palasis, Ph.D.	58	President and Chief Executive Officer and Director	January 2015
Michael Altman	41	Director	June 2018
Edward Anderson	73	Director	February 2019
C. Ann Merrifield	71	Director	September 2019
Konstantin Poukalov	39	Director	January 2020
W. Bradford Smith	67	Director	November 2019
Nancy Snyderman, M.D., FACS	70	Director	October 2020
James R. Tobin	78	Director	March 2022

The following are brief biographies describing the backgrounds of our directors.

Harlan W. Waksal, M.D. has served as our Executive Chair since February 2022 and was elected to our board of directors in February 2022. Prior to his role with us as Executive Chair, Dr. Waksal served as President and Chief Executive Officer of Kadmon Holdings, Inc., or Kadmon, a biopharmaceutical company, from August 2014 and a director since 2013 until its acquisition by Sanofi in November 2021. Prior to joining Kadmon as an employee, Dr. Waksal served as President and Sole Proprietor of Waksal Consulting LLC from 2003 to 2014. From 2011 to 2014, Dr. Waksal served as Executive Vice President, Business and Scientific Affairs at Acasti Pharma, Inc., a publicly traded biopharmaceutical company, and as a consultant to Neptune Technologies & Bioresources, Inc., a publicly traded life sciences company and the parent company of Acasti. Dr. Waksal co‑founded ImClone Systems (“ImClone”) in 1987, a publicly traded biopharmaceutical company acquired by Eli Lilly and Company in 2008. Dr. Waksal served in senior roles at ImClone, including: President (1987 to 1994); Executive Vice President and Chief Operating Officer (1994 to 2002); and President, Chief Executive Officer and Chief Operating Officer (2002 to 2003). Dr. Waksal also served as a Director of ImClone from 1987 to 2005. Dr. Waksal served on the boards of Oberlin College and Sevion Therapeutics through March 2016 and the boards of Acasti and Neptune through February 2016 and July 2015, respectively. Dr. Waksal's additional roles include serving as a Member of the Board of Directors at Neptune Technologies & Bioresources, Observer of the Board of Directors at NeuroBiopharm, Chairman of the American Committee for the Weizmann Institute of Science and Member of the Technology Advisory Board at the New Jersey Edison Innovation Fund. Dr. Waksal received his B.A. from Oberlin College and his M.D. from Tufts University School of Medicine. He completed his training in internal medicine at New England Medical Center and in pathology at Kings County Hospital Center in Brooklyn. We believe Dr. Waksal’s extensive management experience in the life science industry and drug development experience provides him with the qualifications and skills to serve on our board of directors.

Maria Palasis, Ph.D. . has served as our President and Chief Executive Officer and a member of our board of directors since January 2015. Prior to her role with us as President and Chief Executive Officer, Dr. Palasis held positions of increasing responsibility, the most recent of which was Executive Vice President and Chief Technology Officer from 2011 to 2015. Before that, in 2008, Dr. Palasis joined Arsenal Medical, Inc., a biotechnology company, as Executive Vice President and subsequently served as President and Chief Executive Officer and a member of the board of directors of Arsenal Medical from January 2015 to June 2018. Before that, from November 1995 to January 2008, Dr. Palasis was employed with the title of Director at Boston Scientific Corporation, a medical device company, where she managed a portfolio of external biotech and medical device investments and led the development of several combination therapies. Dr. Palasis holds a B.S. and Ph.D. in Chemical Engineering from the University of Cincinnati, and she held a postdoctoral fellowship in molecular biology at the University of Cincinnati School of Medicine. We believe that Dr. Palasis’ experience in the industry and knowledge of our Company qualifies her to serve on our board of directors.

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

Edward Anderson has served as a member of our board of directors since February 2019. Mr. Anderson founded two venture capital firms, North Bridge Venture Partners in May 1993, where he currently serves as a Managing Partner focusing on early-stage high-tech companies, and North Bridge Growth Equity in February 2007. Mr. Anderson currently serves as a member of the board of directors of Couchbase, Inc., a public software company, since 2020 and MarkForged, an IT company, since 2015. Mr. Anderson holds an M.A. from Columbia Business School and a B.F.A. from University of Denver, where he has served on the board of trustees since 2011 and currently serves as chair on its Investment Committee. We believe that Mr. Anderson’s extensive experience in venture capital investments qualifies him to serve on our board of directors.

C. Ann Merrifield has served as a member of our board of directors since September 2019. Ms. Merrifield has also served as a member of the boards of directors for a portfolio of public and private companies in the life sciences sector, which include InVivo Therapeutics Holdings Corp., since November 2014, and Flexion Therapeutics, Inc., from June 2014 to November 2021 until it was acquired by Pacira BioSciences. From July 2015 to August 2018, she served as a director of Juniper Pharmaceuticals, Inc., a healthcare company, until it was acquired by Catalent, Inc. and from December 2016 to January 2019, she served as a director of Veritas Genetics, Inc. Ms. Merrifield also serves as a Trustee for MassMutual Premier, Select and MML Series Investment Funds, Spaulding Rehabilitation Network (the post-acute care services division of Mass General Brigham), the Huntington Theatre Company and the YMCA of Greater Boston. From November 2012 to July 2014, Ms. Merrifield served as President, Chief Executive Officer and director of PathoGenetix Inc., a genomics company, which voluntarily filed for Chapter 7 bankruptcy in July 2014. Before that, Ms. Merrifield spent 18 years at Genzyme Corporation, serving in several leadership roles, including President of Genzyme Biosurgery, President of Genzyme Genetics and Senior Vice President, Business Excellence. Ms. Merrifield holds a B.A. in Zoology and a Master of Education from the University of Maine and an M.B.A. from the Tuck School of Business at Dartmouth College. We believe that Ms. Merrifield’s extensive industry experience qualifies her to serve on our board of directors.

Konstantin Poukalov has served as a member of our board of directors since January 2020. Since March 2019, Mr. Poukalov has served as Managing Director at Perceptive Advisors, a life sciences focused investment firm. Since October 2019, Mr. Poukalov has served on the board of directors of LianBio, a biotechnology company. From July 2012 to October 2018, Mr. Poukalov served in roles of increasing responsibility at Kadmon Holdings, Inc., a biopharmaceutical company, most recently serving as Executive Vice President and Chief Financial Officer from July 2014 to October 2018. Mr. Poukalov holds a B.S. in Electrical Engineering from Stony Brook University. We believe that Mr. Poukalov’s extensive financial and industry experience qualify him to serve on our board of directors.

W. Bradford Smith has served as a member of our board of directors since November 2019. Mr. Smith has served as the Chief Financial Officer, Chief Business Officer and Treasurer since March 2022 and Chief Financial Officer and Treasurer from April 2017 to March 2022 of Homology Medicines, Inc., a genetic medicines company, since April 2017 and as Secretary since July 2017. From March 2014 to April 2017, Mr. Smith was Chief Financial Officer of Ocular Therapeutix, Inc., a biopharmaceutical company. Prior to joining Ocular Therapeutix, Mr. Smith served as Chief Financial Officer of OmniGuide, Inc., a medical device company, from July 2008 to March 2014. Since May 2021, Mr. Smith has served on the board of directors of eGenesis, a private gene editing company. Mr. Smith holds a B.S. in Biology from Tufts University and an M.B.A. from the Whittemore School of Business and Economics at the University of New Hampshire. We believe that Mr. Smith’s extensive financial and industry experience qualify him to serve on our board of directors.

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

Information about our Executive Officers

The following table presents information concerning our executive officers as of March 1, 2023.

Name	Age	Position	In Current Position Since
Harlan W. Waksal, M.D.	69	Executive Chair and Chairperson of the Board	February 2022
Maria Palasis, Ph.D.	58	President and Chief Executive Officer and Director	January 2015
Jason Cavalier	50	Chief Financial Officer, Treasurer and Secretary	September 2021
Richard Nieman, M.D.	60	Chief Medical Officer	July 2022
Robert Richard, Ph.D.	66	Senior Vice President of Technical Operations	June 2020
John E. Bishop, Ph.D	61	Chief Technology Officer	February 2023
Corinne Noyes	55	Senior Vice President of Commercial Strategy and Market Development	September 2018

The following are brief biographies describing the backgrounds of our executive officers.

The biography for Dr. Waksal appears above.

The biography for Dr. Palasis appears above.

Jason Cavalier has served as our Chief Financial Officer, Treasurer, and Secretary since September 2021. Prior to joining our Company, Mr. Cavalier served as a Managing Director and the Head of Life Sciences Mergers and Acquisitions at Cantor Fitzgerald & Co., where he led transactions across the medical technology, diagnostics and biopharma sectors, from 2017 to 2021. Prior to that, Mr. Cavalier served as a Director, Mergers and Acquisitions, at RBC Capital Markets LLC from 2009 to 2017, where he primarily focused on advising senior management and boards of directors on a range of strategic advisory assignments including mergers, acquisitions, divestitures and leveraged buyouts. Mr. Cavalier has also held positions of increasing responsibility within the investment banking divisions of Barclays Capital Inc., Bear Stearns & Co. Inc., and Lehman Brothers Inc. Mr. Cavalier received a B.S. in Applied Economics and Business Management from Cornell University and an M.B.A. from Columbia University Business School.

Richard Nieman, M.D. has served as our Chief Medical Officer since July 2022. Dr Nieman, a pulmonologist by training, has had prior leadership roles as SVP & Worldwide Medical Head of Immunology at Bristol Myers Squibb (BMS) from March to November 2020, Head of R&D China at BMS, Global Medical Officer & Head of Medical at Teva from January 2013 to March 2018, and Head of Asia-Pacific Medical at Bayer from January 2009 to December 2012. At Teva, he led the company's medical and heath economic and outcome research (HEOR) function of 550 professionals and was a member of the Specialty Executive Team. He has been involved in bringing numerous important medicines to the market in the U.S. and Europe, including Cinquair in asthma, Copaxone 40 mg 3x/week in multiple sclerosis, Austedo in movement disorders, Ajovy in migraine and Xarelto in thrombosis and stroke prevention. Richard is a Fellow of the UK Royal College of Physicians, a Visiting Senior Lecturer at the School of Cancer and Pharmaceutical Sciences, Kings College, London, and was a Visiting Professor at Fudan University School of Public Health in Shanghai, China. He has published extensively and trained and practiced medicine in the UK.

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

John E. Bishop, Ph.D. has served as our Chief Technology Officer since February 2023. Dr. Bishop previously served as the Senior Vice President, Chief Technology Officer at Forma Therapeutics Holdings, Inc. (Forma) from June 2021 to February 2023. Prior to joining Forma, he served as Senior Vice President of Pharmaceutical Sciences at Epizyme, Inc. (“Epizyme”) from May 2017 to May 2021. Prior to Epizyme, Dr. Bishop was Executive Vice President of Pharmaceutical Sciences at Genocea Biosciences Inc. from May 2016 to May 2017. Prior to that, he held positions of increasing responsibility at Momenta Pharmaceuticals, Inc., including Senior Vice President, Pharmaceutical Sciences from December 2006 to May 2016 and Vice President, Pharmaceutical Sciences and Manufacturing from November 2004 to December 2006. Dr. Bishop received his B.S. magna cum laude in Chemistry and German from Tufts University, his Ph.D. in Organic Chemistry from University of California, Berkeley and his M.B.A. from Northeastern University.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

Our Board has adopted a written code of business conduct (the “Code of Business Conduct and Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on our website at www.lyratx.com in the “Governance” section of the “Investors & News” page. In addition, we intend to post on our website all disclosures that are required by law or The Nasdaq Stock Market LLC concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”) that consists of Edward Anderson, James R. Tobin and W. Bradford Smith. Mr. Smith serves as the Chair of the Audit Committee. Our board of directors has determined that all members of the audit committee (Edward Anderson, James R. Tobin and W. Bradford Smith) are independent directors under the Nasdaq rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. Our board of directors has also determined that each of Edward Anderson, James R. Tobin and W. Bradford Smith meets the “financial literacy” requirement for audit committee members under the Nasdaq Stock Market rules and W. Bradford Smith is an “audit committee financial expert” within the meaning of the SEC rules.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2022 Summary Compensation Table” below. In 2022, our “named executive officers” and their positions were as follows:

•
Maria Palasis, Ph.D., President and Chief Executive Officer;
•
Harlan W. Waksal, M.D., Executive Chair and Chairperson of the Board; and
•
Richard Nieman, M.D., Chief Medical Officer.

Dr. Waksal commenced employment with us effective February 16, 2022 and Dr. Nieman commenced employment with us effective July 11, 2022.

2022 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation ($)		Total ($)
Maria Palasis, Ph.D. President and Chief Executive Officer	2022	583,000	870,601	273,000	9,150	(3)	1,735,751
	2021	552,115	906,410	287,374	8,700		1,754,599
Harlan W.Waksal, M.D.(6) Executive Chairman	2022	175,385	4,839,974	—	12,016	(3,4)	5,027,375
Richard Nieman, M.D.(7) Chief Medical Officer	2022	205,625	1,024,301	150,000	19,541	(3,5)	1,399,467

(1)
Amounts represent the full grant date fair value of stock options granted during 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to named executive officers in Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.
(2)
Amounts represent performance-based annual cash bonuses determined by our board of directors for the named executive officers for fiscal year 2022.
(3)
Amounts represent company 401(k) matching contributions.
(4)
The amount represents travel expenses and related tax gross-ups.
(5)
The amount represents use of a corporate apartment, travel expenses, and related tax gross-ups.
(6)
Dr. Waksal commenced employment with us effective February 16, 2022.
(7)
Dr. Nieman commenced employment with us effective July 11, 2022.

Narrative to Summary Compensation Table

2022 Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2022, the base salaries for Dr. Palasis, Dr. Waksal and Dr. Nieman were $583,000, $200,000 and $455,000, respectively. Dr. Waksal and Dr. Nieman's salaries shown in the 2022 Summary Compensation Table above reflect a partial year of employment.

2022 Bonuses

For 2022, we offered Dr. Palasis and Dr. Nieman the opportunity to earn annual cash bonuses to compensate them for attaining short-term company goals as approved by our board of directors. Consistent with his employment agreement, Dr. Waksal is not eligible for an annual bonus unless our board of directors otherwise determines. For 2022, bonuses were based entirely on attaining clinical, regulatory, research and development, strategic and financial goals. The 2022 target bonuses for each of Dr. Palasis and Dr. Nieman were 55% and 40%, respectively, of his or her annual base salary earned for the year based on each individual's commencement date. Each individual's respective target bonuses was set by the board of directors. The actual annual cash bonuses awarded to Dr. Palasis and Dr. Nieman for 2022 performance are set forth above in the 2022 Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

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

The following table sets forth the stock options granted to our named executive officers in 2022.

Named Executive Officer	2022 Stock Options Granted
Maria Palasis, Ph.D.	302,400
Harlan W. Waksal, M.D.	1,473,002
Richard Nieman, M.D.	230,000

In connection with our annual performance review in February 2022, Dr. Palasis was granted an option to purchase 127,400 shares of our common stock that vests in 48 equal monthly installments following the vesting commencement date, subject to her continued service with us on each applicable vesting date. In addition, in connection with the amendment of her employment agreement in February 2022, Dr. Palasis was granted a performance-based option to purchase up to 175,000 shares of our common stock that vests based on the achievement of three specified market capitalization targets.

The option awards to Dr. Waksal were made in connection with the commencement of his employment with us and a subsequent equity financing, as described below. The options vest based on the achievement of three specified market capitalization targets. The option award to Dr. Nieman was made in connection with the commencement of his employment with us and is subject to our standard time-based vesting schedule for grants made in connection with the commencement of employment.

Other Elements of Compensation

Retirement Plan

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. For 2022, we made matching contributions of 50% of the first 6% of eligible compensation contributed under our 401(k) plan.

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

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Maria Palasis, Ph.D.	2/26/2013	24,358		—		—		21.73	6/26/2023
	1/1/2015	94,287		—		—		22.76	9/23/2025
	6/13/2017	31,429		—		31,429	(2)	1.73	6/13/2027
	3/6/2019	159,802		10,653	(1)	—		2.76	3/6/2029
	4/30/2020	217,535		108,768	(1)	—		16.00	4/29/2030
	2/8/2021	55,000		65,000	(1)	—		10.63	2/7/2031
	2/12/2022	26,541	`	100,859	(1)	—		4.78	2/11/2032
	2/16/2022	—				175,000	(4)	4.21	2/15/2032
Harlan W. Waksal, M.D.	2/16/2022	—				520,000	(4)	4.21	2/15/2032
	6/16/2022	—				953,002	(4)	5.09	6/15/2032
Richard Nieman, M.D.	7/11/2022	—		230,000	(3)	—		6.08	7/10/2032

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
(4)
Options vest and become exercisable as to one-third of the shares underlying the option, in each case, upon the achievement of three distinct market capitalization targets during the five-year performance period following the date of grant, provided that no more than one-third of the option may vest prior to the first anniversary of the date of grant, no more than two-thirds of the option may vest prior to the second anniversary of the date of grant and the option may not become fully vested prior to the third anniversary of the date of grant, subject to the named executive officer’s continued service on each applicable vesting date.

Executive Employment Agreements

We entered into a new employment agreement with Dr. Palasis in connection with our initial public offering that superseded her prior employment arrangement with us, which was amended effective February 16, 2022, and we entered into employment agreements with Dr. Waksal and Dr. Nieman in connection with their commencement of employment with us. The employment agreements provide for the annual base salaries, as applicable, and annual target bonus opportunities described above under the headings “2022 Salaries” and “2022 Bonuses.”

Dr. Waksal is also entitled to reimbursement of reasonable travel and other business expenses incurred in the performance of his duties to the Company in accordance with the Company's expense reimbursement policy.

Until June 30, 2025, and thereafter subject to the discretion of the board of directors, Dr. Nieman is also entitled to (i) reimbursement of reasonable travel expenses from his home to our offices in Massachusetts, and (ii) use of a corporate apartment while working in Massachusetts or reimbursement for reasonable hotel costs while working in Massachusetts; provided, that for each calendar month during which he is entitled to such commuting and housing benefits, the sum of the amount of any such expenses eligible for reimbursement and the cost to the Company of providing a corporate apartment shall not exceed $6,250. Dr. Nieman is also eligible for reimbursement for income and employment taxes incurred by him as a result of the above commuting payments and benefits.

Pursuant to his employment agreement, Dr. Waksal was entitled to an initial option award in connection with the commencement of his employment, containing the performance-vesting terms described above, and was also promised an anti-dilutive option in an amount equal to the difference between the shares subject to the initial option and four percent of our “capitalization” (as defined in the his employment agreement) immediately following our first bona fide equity financing following February 16, 2022. The anti-dilutive option was granted on June 16, 2022 and is subject to the same vesting terms as the initial option.

Additionally, Dr. Palasis and Dr. Waksal are each entitled to receive a cash bonus upon a change in control transaction in which our market capitalization equals or exceeds $750,000,000 (each, a “Transaction Bonus”), in an amount equal to 1.0% of our market capitalization at the time of the change in control transaction, subject to the named executive officer’s continued service through the completion of the change in control transaction and execution of a release of claims.

Under the employment agreements, if we terminate the employment of Dr. Palasis, Dr. Waksal or Dr. Nieman without “cause” or the executive resigns for “good reason” (each as defined below), subject to the executive’s timely execution of a release of claims and continued compliance with a separate restrictive covenant agreement (described below), the executive is entitled to receive (i) base salary continuation for a period of 12 months for Dr. Palasis and Dr. Waksal, and 9 months for Dr. Nieman; (ii) in the case of Dr. Palasis and Dr. Nieman payment of any annual bonus for the prior year earned but unpaid as of the date of termination (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months for Dr. Palasis and Dr. Waksal, and 9 months for Dr. Nieman, less the amount each named executive officer would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on the named executive officer’s termination date, and (iv) in the case of Dr. Palasis and Dr.

Waksal, any vested and exercisable options will remain outstanding and exercisable for 15 months or 12 months, respectively, following termination.

If we terminate Dr. Palasis, Dr. Waksal, or Dr. Nieman without “cause” or the executive resigns for “good reason,” in either case, on or within three months prior to or 12 months following a change in control, then, in lieu of the severance benefits described above, subject to the executive’s timely execution of a release of claims, the executive is entitled to receive (i) an amount equal in cash equal to 1.5 times for Dr. Palasis and Dr. Waksal, one times for Dr. Nieman the sum of the named executive officer’s annual base salary plus target annual bonus for the year of termination, (ii) in the case of Dr. Palasis and Dr. Nieman, payment of any annual bonus for the prior year earned but unpaid as of the date of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 18 months for Dr. Palasis and Dr. Waksal and 12 months for Dr. Nieman, less the amount each named executive officer would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on the named executive officer’s termination date, (iv) accelerated vesting of all unvested equity or equity-based awards held by the named executive officer that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement, (v) in the case of Dr. Palasis and Dr. Waksal, any vested and exercisable options will remain outstanding and exercisable for 15 months or 12 months, respectively, following termination, and (vi) in the case of Dr. Palasis and Dr. Waksal, payment of the Transaction Bonus, provided that the conditions for payment are otherwise satisfied.

Each of our named executive officers has agreed to refrain from competing with us while employed and following his or her termination of employment for any reason for a period of one year and to refrain from soliciting our employees or customers while employed and following his or her termination of employment for any reason for a period of two years in the case of Dr. Palasis and one year in the case of Dr. Waksal and Dr. Nieman.

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

Director Compensation

2022 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Michael Altman	40,000	25,908	65,908
C. Ann Merrifield	66,064	25,908	91,972
Edward Anderson	47,500	25,908	73,408
W. Bradford Smith	65,542	25,908	91,450
James Tobin	65,886	46,933	112,818
Konstantin Poukalov	40,000	25,908	65,908
Nancy Snyderman, M.D.	49,000	25,908	74,908

(1)
Amounts reflect the full grant-date fair value of stock awards and stock options granted during 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our directors in Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2022 by each non-employee director. None of our non-employee directors held unvested stock awards as of December 31, 2022.

Name	Options Outstanding at Fiscal Year End
Michael Altman	29,000
C. Ann Merrifield	27,788
Edward Anderson	29,000
W. Bradford Smith	27,789
Konstantin Poukalov	29,000
James Tobin	14,500
Nancy Snyderman, M.D.	29,000

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

In January 2023, upon the recommendation of the Compensation Committee following a competitive market review by Pay Governance, the Compensation Committee’s independent compensation consultant, the Board approved the following changes to our non-employee director compensation program, effective January 1, 2023:

•
With respect to the option award granted upon the director’s initial election or appointment to our board of directors, increased the shares of our common stock subject to the option from 14,500 to 40,000 shares;

•
With respect to the annual option award granted to continuing directors on the date of the annual meeting, increased the shares of our common stock subject to the option from 7,250 to 20,000 shares;
•
The additional annual fee paid to a director who serves as chair or lead independent director was increased from $25,000 to $30,000; and
•
The additional annual fee paid to members of the compensation committee (other than the chair) was increased from $5,000 to $5,250.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information (As of December 31, 2022)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column) (5)
Equity compensation plans approved by security holders(1)	2,498,331	(3)	$8.55	(4)	1,599,265
Equity compensation plans not approved by security holders(2)	1,813,002		5.03		600,000
Total	4,311,333		$7.07		2,199,265

(1)
Consists of the Lyra Therapeutics, Inc. 2020 Stock Incentive Plan, as amended (the “2020 Plan”), 2016 Equity Incentive Plan, as amended (“2016 Plan”), 2005 Equity Incentive Plan, as amended (“2005 Plan”), and 2020 Employee Stock Purchase Plan (“2020 ESPP”).
(2)
Consists of the Lyra Therapeutics, Inc. 2022 Employment Inducement Award Plan (the “Inducement Award Plan”), which was adopted without stockholder approval in reliance on the exception for “inducement awards” provided by Nasdaq Rule 5635(c)(4). The material terms of the Inducement Award Plan are described in Note 8 to the consolidated financial statements in this Annual Report on Form 10-K.
(3)
Includes 124,440 shares of common stock issuable upon exercise of stock options under the 2005 Plan, 547,868 shares of common stock issuable upon exercise of stock options under the 2016 Plan, and 1,826,023 shares of common stock issuable upon exercise of stock options under the 2020 Plan.
(4)
As of December 31, 2022, the weighted-average exercise price of outstanding options under the 2005 Plan was $22.57, the weighted-average exercise price of outstanding options under the 2016 Plan was $2.90, and the weighted-average exercise price of outstanding options under the 2020 Plan was $9.29.
(5)
Includes 1,319,569 shares available for future issuance under the 2020 Plan and 279,696 shares available for issuance under the 2020 ESPP. We no longer make any grants under the 2016 Plan or the 2005 Plan, and we have not yet commenced offering periods under the 2020 ESPP. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (B) such smaller number of shares as is determined by the board of directors, provided that no more than 8,800,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options. On January 1, 2022, the shares available for grant under the 2020 Plan was automatically increased by 520,287 and on January 1, 2023, the shares available for grant under the 2020 Plan was automatically increased by 1,273,106. In addition, any shares that were subject to awards outstanding under the 2005 Plan and the 2016 Plan as of the effective date of the 2020 Plan which are forfeited, expire, lapse for any reason or are settled for cash without the issuance of shares will be added to the number of shares available for issuance under the 2020 Plan. The 2020 ESPP provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 0.5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (B) such smaller number of shares as is determined by the board of directors, provided that no more than 987,500 shares of our common stock may be issued under the 2020 ESPP. On January 1, 2022, the shares available for grant under the 2020 ESPP was automatically increased by 65,035 and no increase was made on January 1, 2023.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock by (i) each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock and (ii) each of our named executive officers, each of our directors and all of our current executive officers and directors as a group as of March 1, 2023, unless otherwise indicated.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 31,829,774 shares of common stock outstanding as of March 1, 2023. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of March 1, 2023 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage
5% or Greater Stockholders
Entities Affiliated with Perceptive Advisors, LLC(1)	9,146,731	28.73%
Entities Affiliated with North Bridge Venture Partners(2)	4,083,000	12.82%
Entities Affiliated with Venrock(3)	3,433,268	9.99%
Nantahala Capital Partners and affiliates(4)	2,220,830	6.98%
Pura Vida and affiliates(5)	2,157,298	6.78%
Named Executive Officers and Directors
Maria Palasis, Ph.D.(6)	683,039	2.10%
Harlan W. Waksal, M.D.(7)	249,466	*
Richard Nieman, M.D. (8)	3,471	*
Michael Altman (Perceptive) (1)	21,750	*
Edward T. Anderson (Northbridge) (2)	4,223,233	*
C. Ann Merrifield (9)	31,866	*
Konstantin Poukalov (Perceptive) (1)	21,750	*
W. Bradford Smith (10)	20,539	*
Nancy L. Snyderman, M.D. (11)	20,358	*
James R. Tobin (12)	5,236	*
All current executive officers and directors as a group (14 Persons) (13)	5,475,297	17.15%

* Less than 1% ownership as of March 1, 2023.

Unless noted otherwise, the address of all listed stockholders is 480 Arsenal Way, Watertown, MA 02472. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

________

(1)
Pursuant to a Schedule 13D/A filed with the SEC on April 14, 2022, Perceptive Life Sciences Master Fund, Ltd. (“Perceptive Life”) reported shared voting power and shared dispositive power over 7,858,285 shares of common stock; Perceptive LS (A), LLC (“Perceptive LS”) reported shared voting power and shared dispositive power over 1,288,446 shares of common stock; Joseph Edelman reported shared voting power and shared dispositive power over 9,146,731 shares of common stock; and Perceptive Advisors LLC reported shared voting power and shared dispositive power over 9,146,731 shares of common stock. Perceptive Advisors LLC serves as the investment advisor to Perceptive Life. Perceptive LS GP, LLC is the manager of Perceptive LS. Joseph Edelman is the managing member of Perceptive Advisors LLC and the sole member of Perceptive LS GP, LLC. Michael Altman and Konstantin Poukalov, two of our directors, are Managing Directors at Perceptive Advisors LLC. Messrs. Altman and Poukalov each have sole voting power and sole dispositive power over 21,750 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2023. The address of the aforementioned individuals and entities is c/o Perceptive Advisors, LLC, 51 Astor Place, 10th Floor, New York, New York 10003.
(2)
Pursuant to a Schedule 13D/A filed with the SEC on April 22, 2022, North Bridge Venture Partners V-A, L.P. (“NBVP V-A”) reported shared voting power and shared dispositive power over 91,855,443 shares of common stock; North Bridge Venture Partners V-B, L.P. (“NBVP V-B”) reported shared voting power and shared dispositive power over 909,424 shares of common stock; and North Bridge Venture Partners VI, L.P. (“NBVP VI”) reported shared voting power and shared dispositive power over 1,318,133 shares of common stock. North Bridge Venture Management V, L.P. (“NBVM V”), is the sole General Partner of NBVP V-A and NBVP V-B and may be deemed to have voting and dispositive power with respect to the shares held by those entities. NBVM GP, LLC, the General Partner of NBVM V, may be deemed to have voting and dispositive power over the shares held of record by NBVP VA and NBVP V-B. Shared voting and dispositive power of such shares are vested in Edward T. Anderson and Richard A. D’Amore. North Bridge Venture Management VI, L.P. (“NBVM VI”), is the sole General Partner of NBVP VI. NBVM GP, LLC, the General Partner of NBVM VI, and may be deemed to have voting and dispositive power over the shares held of record by NBVP VI. Shared voting and dispositive power of such shares are vested in Edward T. Anderson and Richard A. D’Amore. Mr. Anderson, a member of our board of directors and a manager of NBVM GP, LLC, disclaims beneficial ownership over such shares, except to the extent of his pecuniary interest therein. Mr. Anderson has sole voting power and sole dispositive power over 21,750 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2023. The address of all entities affiliated with North Bridge Venture Partners is 60 William Street, Suite 350, Wellesley, MA 02481.

(3)
Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2023, (i) Venrock Healthcare Capital Partners II, L.P. reported shared voting power and shared dispositive power over 148,699 shares and 403,714 shares issuable upon the exercise of immediately exercisable warrants (“Warrants”); (ii) VHCP Co-Investment Holdings II, LLC reported shared voting and shared dispositive power over 60,256 shares and 163,593 shares issuable upon the exercise of Warrants; (iii) Venrock Healthcare Capital Partners III, L.P reported shared voting and shared dispositive power over 321,426 shares and 872,664 shares issuable upon the exercise of Warrants; (iv) VHCP Co-Investment Holdings III, LLC reported shared voting power and shared dispositive power over 32,161 shares and 87,317 shares issuable upon the exercise of Warrants; and (v) Venrock Healthcare Capital Partners EG, L.P. reported shared voting power and shared dispositive power over 361,628 shares and 981,810 shares issuable upon the exercise of Warrants. The share numbers in the preceding sentence represent the maximum number of shares of common stock issuable upon exercise of the Warrants held by the Reporting Persons as a result of the beneficial ownership provision described in the following sentence. Under the terms of the Warrants, the Company may not effect the exercise of any such Warrant, and a holder will not be entitled to exercise any portion of such Warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates and other attribution parties) would exceed 9.999% of the number of shares of common stock outstanding immediately after giving effect to the exercise. Accordingly, notwithstanding the number of shares of common stock listed above as being beneficially owned by the entities affiliated with Venrock, the entities affiliated with Venrock disclaim beneficial ownership of the shares of common stock issuable upon exercise of the Warrants to the extent the number of shares of common stock beneficially owned by each entity affiliated with Venrock and any other person or entities with which such entity’s beneficial ownership would be aggregated for purposes of Section 13(d) of the Exchange Act would exceed 9.999% of the total number of shares of common stock outstanding. VHCP Management II, LLC is the general partner of Venrock Healthcare Capital Partners II, L.P. and the manager of VHCP Co-Investment Holdings II, LLC. VHCP Management III, LLC is the general partner of Venrock Healthcare Capital Partners III, L.P. and the manager of VHCP Co-Investment Holdings III, LLC. VHCP Management EG, LLC is the general partner of Venrock Healthcare Capital Partners EG, L.P. Mr. Nimish Shah and Mr. Bong Koh are the voting members of VHCP Management II, LLC, VHCP Management III, LLC and VHCP Management EG, LLC. The address of the aforementioned individuals and entities is 7 Bryant Park 23rd Floor, New York, NY 10018.
(4)
Pursuant to a Schedule 13G filed with the SEC on February 14, 2023, Nantahala Capital Management, LLC ("Nantahala") may be deemed to be the beneficial owner of 2,220,830 shares held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Wilmot B. Harkey and Daniel Mack may be deemed to be a beneficial owner of those shares. The address of Nantahala and its affiliates is 130 Main Street, 2nd Floor, New Canaan, CT 06840.
(5)
Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2023, Pura Vida Investments, LLC ("PVI") and Efrem Kamen reported shared voting power and shared dispositive power over 2,157,298 shares. The shares reported are owned by Pura Vida Master Fund, Ltd. (the "Pura Vida Master Fund"), Pura Vida X Fund LP (the "Pura Vida X Fund") and certain separately managed accounts (the "Managed Accounts," collectively the "Client Accounts"). PVI serves as the investment manager or sub-adviser to the Client Accounts. Efrem Kamen serves as the Managing Member of PVI. Efrem Kamen serves as the managing member of PVI. By virtue of these relationships, the Reporting Persons may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Pura Vida Master Fund and the Managed Accounts. This report shall not be deemed an admission that the Reporting Persons are beneficial owners of the shares for purposes of Section 13 of the Securities Exchange Act of 1934, as amended, or for any other purpose. Each of the Reporting Persons disclaims beneficial ownership of the shares reported herein except to the extent of the Reporting Persons pecuniary interest therein.
(6)
Consists of options to purchase 683,039 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2023.
(7)
Consists of 236,966 shares of common stock and 12,500 options to purchase shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2023.
(8)
Consists of options to purchase 3,471 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2023.
(9)
Consists of 11,328 shares of common stock and 20,538 options to purchase shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2023.
(10)
Consists of options to purchase 20,539 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2023.

(11)
Consists of 1,025 shares of common stock and 19,333 options to purchase shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2023.
(12)
Consists of options to purchase 5,326 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2023.
(13)
Consists of 4,450,802 shares of common stock and 1,024,495 options to purchase shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2023.

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

Investor Rights Agreement

On April 7, 2022, we entered into a Ninth Amended and Restated Investor Rights Agreement with the holders of our then-outstanding preferred stock, including Perceptive Advisers, LLC and, North Bridge Venture Partners, which are 5% or greater holders of our common stock and entities with which certain of our directors are related. The agreement provides for certain rights relating to the registration of such holders’ common stock.

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

Independence of the Board of Directors

Our board of directors has determined that each of Michael Altman, Edward Anderson, C. Ann Merrifield, Konstantin Poukalov, W. Bradford Smith, Nancy Snyderman, M.D., FACS and James R. Tobin qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including that Mr. Altman, Mr. Anderson and Mr. Poukalov are affiliated with certain of our significant stockholders. Harlan W. Waksal, M.D. and Maria Palasis, Ph.D. are not independent. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2022	2021
Audit Fees(1)	$396,977	$297,607
Audit-Related Fees(2)	—	—
Tax Fees(3)	12,775	10,900
All Other Fees(4)	—	—
Total Fees	$409,752	$308,507

________

(1)
For 2022, audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. For 2021, audit fees also included fees for services incurred in connection with our Registration Statement on Form S-3.
(2)
For 2022 and 2021, audit-related fees consist of fees reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.”
(3)
For 2022 and 2021, tax fees consisted of fees for tax-related services, including tax compliance and tax advice.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this report:
(1)
Financial Statements.

The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

(3)
List of Exhibits.

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Ninth Amended and Restated Investor Rights Agreement, dated as of April 7, 2022, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	4.1	April 13, 2022	001-39273

4.2	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1/A	4.2	April 27, 2020	333-236962

4.3	Form of Warrants to Purchase Common Stock, dated various dates, issued by the Registrant to various investors, together with a schedule of warrants and warrantholders	S-1/A	4.3	April 27, 2020	333-236962

4.4	Form of Common Stock Purchase Warrant, together with a schedule of Warrants, each dated April 12, 2022, issued by Lyra Therapeutics, Inc. to the Investors set forth on such schedule	8-K	4.2	April 13, 2022	001-39273

4.5*	Description of Securities

10.1#	2005 Equity Incentive Plan, as amended, and form of agreements thereunder	S-1	10.1	March 6, 2020	333-236962

10.2#	2016 Equity Incentive Plan, as amended, and form of agreements thereunder	S-1	10.2	March 6, 2020	333-236962

10.3#	2020 Incentive Award Plan and form of agreements thereunder	S-1/A	10.3	April 27, 2020	333-236962

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.4#	2022 Inducement Award Plan and form of agreements thereunder	8-K	10.5	February 18, 2022	001-39273

10.4.1#	Lyra Therapeutics, Inc. 2022 Inducement Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Harlan Waksal, M.D. on February 16, 2022	8-K	10.4	February 18, 2022	001-39273

10.4.2#	Lyra Therapeutics, Inc. 2020 Incentive Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Maria Palasis, Ph.D. on February 16, 2022	8-K	10.3	February 18, 2022	001-39273

10.4.3#	Amendment No. 1 to Lyra Therapeutics, Inc. 2022 Inducement Award Plan	10-Q	10.1	August 9, 2022	001-39273

10.4.4#	Amendment No. 2 to Lyra Therapeutics, Inc. 2022 Inducement Award Plan	10-Q	10.2	August 9, 2022	001-39273

10.4.5#	Amendment No. 3 to Lyra Therapeutics, Inc. 2022 Inducement Award Plan	10-Q	10.2	November 8, 2022	001-39273

10.4.6#*	Lyra Therapeutics, Inc. 2022 Employment Inducement Award Plan as Amended and Restated, Effective December 12, 2022

10.5#	Non-Employee Director Compensation Program	S-1/A	10.4	April 27, 2020	333-236962

10.6#	2020 Employee Stock Purchase Plan	S-1/A	10.5	April 27, 2020	333-236962

10.7#	Form of Indemnification Agreement for directors and officers of the Registrant	S-1/A	10.6	April 27, 2020	333-236962

10.8	Lease Agreement between the Registrant and ARE-480 Arsenal St, LLC, dated August 14, 2007, as amended	S-1	10.7	March 6, 2020	333-236962

10.9#	Employment Agreement between the Registrant and Maria Palasis, Ph.D., dated as of April 27, 2020	S-1/A	10.8	April 27, 2020	333-236962

10.10+	License and Collaboration Agreement dated May 31, 2021, by and between the Registrant and LianBio Inflammatory Limited and LianBio.	10-Q	10.1	August 9, 2021	001-39273

10.11+	First Amendment to License and Collaboration Agreement, dated September 26, 2022, between Registrant and LianBio Inflammatory Limited and LianBio	10-Q	10.1	November 8, 2022	001-39273

10.12#	Employment Agreement between the Registrant and Jason Cavalier dated as of September 13, 2021	10-Q	10.2	November 9, 2021	001-39273

10.13#	Employment Agreement between the Registrant and Corinne Noyes dated as of April 27, 2020	10-K	10.14	March 9, 2022	001-39273

10.14#	Employment Agreement between the Registrant and Robert Richard dated as of June 20, 2020	10-K	10.16	March 9, 2022	001-39273

10.15#*	Employment Agreement between the Registrant and John Bishop dated as of February 2, 2023

10.16#	First Amendment to the Employment Agreement between the Registrant and Maria Palasis, Ph.D. dated as of February 16, 2022	8-K	10.1	February 18, 2022	001-39273

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.17#	Employment Agreement between the Registrant and Harlan Waksal, M.D. dated as of February 16, 2022	8-K	10.2	February 18, 2022	001-39273

10.18#	Employment Agreement by and between the Registrant and Richard Nieman, M.D. dated as of June 30, 2022	10-Q	10.3	August 9, 2022	001-39273

10.19	Securities Purchase Agreement, dated as of April 7, 2022, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.1	April 13, 2022	001-39273

10.20	Registration Rights Agreement, dated as of April 7, 2022, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.2	April 13, 2022	001-39273

10.21	Sixth Amendment to Lease, dated November 14, 2022, by and between Lyra Therapeutics, Inc. and ARE-480 Arsenal Street, LLC	8-K	10.1	November 16, 2022	001-39273

10.22	Lease Agreement, dated May 31, 2022, between the Registrant, as the tenant, and BXP Waltham Woods LLC, as the landlord	10-Q	4.2	August 9, 2022	001-39273

10.23	First Amendment to Lease Agreement, dated July 20, 2022, between Registrant, as the tenant, and BXP Waltham Woods LLC, as the landlord	10-Q	4.3	August 9, 2022	001-39273

10.24*	Second Amendment to Lease Agreement (Notice and Acknowledgement thereof), dated March 3, 2023, between Registrant, as the tenant, and BXP Waltham woods LLC, as the landlord

21.1	Subsidiaries of the Registrant	S-1	21.1	March 6, 2020	333-236962

23.1*	Consent of BDO USA, LLP Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – this instance document appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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

LYRA THERAPEUTICS, INC.

Date: March 29, 2023	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Palasis, Ph.D. Maria Palasis, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 29, 2023

/s/ Jason Cavalier Jason Cavalier	Chief Financial Officer (principal financial officer and principal accounting officer)	March 29, 2023

/s/ Harlan Waksal, M.D. Harlan Waksal, M.D.	Executive Chair and Chairperson of the Board	March 29, 2023

/s/ Michael Altman Michael Altman	Director	March 29, 2023

/s/ Edward T. Anderson Edward T. Anderson	Director	March 29, 2023

/s/ C. Ann Merrifield C. Ann Merrifield	Director	March 29, 2023

/s/ Konstantin Poukalov Konstantin Poukalov	Director	March 29, 2023

/s/ W. Bradford Smith W. Bradford Smith	Director	March 29, 2023

/s/ Nancy Snyderman, M.D., FACS Nancy Snyderman, M.D., FACS	Director	March 29, 2023

/s/ James R. Tobin James R. Tobin	Director	March 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Lyra Therapeutics, Inc.

Watertown, MA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lyra Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 29, 2023

LYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$32,550	$45,747
Short-term investments	65,344	—
Prepaid expenses and other current assets	2,935	2,171
Total current assets	100,829	47,918
Property and equipment, net	2,243	4,503
Operating lease right-of-use assets	2,223	1,355
Restricted cash	1,392	329
Other assets	3,281	762
Total assets	$109,968	$54,867
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,616	$3,125
Accrued expenses and other current liabilities	9,030	4,258
Operating lease liabilities	1,549	1,074
Deferred revenue	1,275	9,789
Total current liabilities	14,470	18,246
Operating lease liabilities, net of current portion	667	379
Deferred revenue, net of current portion	14,077	1,926
Total liabilities	29,214	20,551
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021; 31,827,659 and 13,007,178 shares issued and outstanding at December 31, 2022 and 2021, respectively	32	13
Additional paid-in capital	329,387	227,700
Accumulated other comprehensive income, net of tax	10	—
Accumulated deficit	(248,675)	(193,397)
Total stockholders’ equity	80,754	34,316
Total liabilities and stock and stockholders’ equity	$109,968	$54,867

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Collaboration revenue	$1,363	$285
Operating expenses:
Research and development	38,797	29,694
General and administrative	17,556	14,206
Loss on impairment of long-lived assets	1,316	—
Total operating expenses	57,669	43,900
Loss from operations	(56,306)	(43,615)
Other income:
Interest income	1,041	102
Total other income	1,041	102
Loss before income tax expense	(55,265)	(43,513)
Income tax expense	(13)	—
Net loss	(55,278)	(43,513)
Other comprehensive income:
Unrealized holding gain on short-term investments, net of tax	10	—
Comprehensive loss	$(55,268)	$(43,513)
Net loss per share —basic and diluted	$(1.83)	$(3.35)
Weighted-average common shares outstanding—basic and diluted	30,235,689	12,986,101

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income, net of tax	Deficit	Equity
Balance at December 31, 2020	12,932,377	$13	$224,363	—	$(149,884)	$74,492
Vesting of restricted common stock	2,600	—	—	—	—	—
Exercise of common stock options	72,201	—	604	—	—	604
Stock-based compensation	—	—	2,733	—	—	2,733
Net loss	—	—	—	—	(43,513)	(43,513)
Balance at December 31, 2021	13,007,178	13	227,700	—	(193,397)	34,316
Exercise of common stock options	2,718	—	8		—	8
Issuance of common stock and pre-funded warrants, net of issuance costs of $4,244	18,815,159	19	96,232	—	—	96,251
Issuance of common stock upon RSU vesting	2,604	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	10	—	10
Stock-based compensation	—	—	5,447	—	—	5,447
Net loss	—	—	—	—	(55,278)	(55,278)
Balance at December 31, 2022	31,827,659	$32	$329,387	$10	$(248,675)	$80,754

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,278)	$(43,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,447	2,770
Depreciation expense	1,067	1,001
Loss on impairment of long-lived assets	1,316	—
Net amortization of premium on short-term investments	(492)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(764)	(847)
Operating lease right-of-use assets	(868)	946
Other assets	(574)	(500)
Accounts payable	(2,411)	2,350
Accrued expenses and other current liabilities	4,772	1,244
Operating lease liabilities	763	(986)
Deferred revenue	3,637	11,715
Net cash used in operating activities	(43,385)	(25,820)
Cash flows from investing activities:
Purchases of property and equipment	(164)	(3,385)
Purchase of investments	(64,842)	—
Net cash used in investing activities	(65,006)	(3,385)
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants	100,495	—
Payment of deferred offering expenses	(4,246)	(245)
Proceeds from exercise of stock options	8	604
Net cash provided by financing activities	96,257	359
Net decrease in cash, cash equivalents and restricted cash	(12,134)	(28,846)
Cash and cash equivalents and restricted cash, beginning of period	46,076	74,922
Cash and cash equivalents and restricted cash, end of period	$33,942	$46,076
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$—	$41
Other assets included in accounts payable and accrued expenses	$1,960	$15
Modification of lease agreement	$1,928	$—
Deferred offering costs included in accounts payable and accrued expense	$—	$2

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Lyra Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company focused on the development and commercialization of therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. The Company’s proprietary technology is designed to consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. The Company’s product candidates, LYR-210 and LYR-220, are bioresorbable polymeric matrices designed to be administered in a brief, non-invasive, in-office procedure and intended to deliver up to six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. The Company was incorporated as a Delaware corporation on November 21, 2005 and is located in Watertown, Massachusetts. On July 16, 2018, the Company formerly changed its name from 480 Biomedical, Inc. to Lyra Therapeutics, Inc.

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

From inception through December 31, 2022, the Company has raised an aggregate of $350.4 million to fund its operations primarily from the equity financings, government grants and its License and Collaboration Agreement with LianBio discussed in Note 9. The Company has incurred recurring net losses since inception and had net losses of approximately $55.3 million and $43.5 million for the years ended December 31, 2022 and 2021, respectively. In addition, the Company has an accumulated deficit of approximately $248.7 million at December 31, 2022. The Company expects to continue to generate operating losses for the foreseeable future. At December 31, 2022, the Company had approximately $32.6 million of cash and cash equivalents and $65.3 million of short-term investments.

The Company believes that its cash, cash equivalents and short-term investments as of December 31, 2022 will be sufficient to fund the Company’s operating plan for a period of at least one year from the issuance date of the consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates, which include but are not limited to management’s judgments of revenue recognition, operating lease right-of-use assets, operating lease liabilities, accrued expenses, valuation of share-based awards and realization of its deferred tax assets. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, views the Company’s operations and manages its business as a single operating segment, which is the business of developing targeted medicines to address ears, nose, and throat, or ENT diseases.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2022, other comprehensive income consisted of unrealized gains and losses, net of taxes from its short-term investments.

As the Company did not have any element of other comprehensive income or loss during the year ended December 31, 2021, its comprehensive loss is equal to its net loss for the year ended December 31, 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash held in banks, amounts held in money market funds, and highly liquid debt securities. Cash equivalents are stated at cost, which approximates market value.

Restricted Cash

The Company had restricted cash of approximately $1.4 million and $0.3 million as of December 31, 2022 and 2021, respectively. These balances were held unsecured as of December 31, 2022 at the Company’s financial institution to secure the Company’s letters of credit for its facility leases.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	Year Ended December 31,
	2022	2021
Cash and cash equivalents	$32,550	$45,747
Restricted Cash	1,392	329
Total	$33,942	$46,076

Short-term Investments

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Investments in marketable securities are classified as available-for-sale. Available-for-sale securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses, net of taxes on available-for-sale securities are reported as a separate component of stockholders’ equity. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statements of operations and comprehensive loss. If any adjustment is required to reflect a decline in the value of the investment that the Company considers to be “other than temporary”, the Company recognizes a charge to the consolidated statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Other Assets

The Company includes certain items within other assets on the consolidated balance sheets. The Company had other assets of approximately $3.3 million and $0.7 million as of December 31, 2022 and 2021, respectively. Other assets are primarily comprised of long-term deposits for our clinical trial agreements as well as prepaid rent related to our new facility lease in Waltham which will be reclassified to a right of use asset upon possession of the space.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains all its cash and cash equivalents, and short-term investments at two accredited financial institutions, in amounts that exceed federally insured limits.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company recorded impairment losses of $1.3 million during the year ended December 31, 2022 and $0 for the year ended December 31, 2021. In October of 2022, the Company terminated an agreement with a contract manufacturer. The Company has funded certain leasehold improvements at the contract manufacturing organizations or CMO’s facility that the Company does not anticipate receiving the benefit of in the future and has accordingly impaired the respective assets.

Leases

Under ASC 842, Leases, the Company determines if an arrangement is or contains a lease at inception. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset or lease liability. The Company’s operating leases are recognized on its consolidated balance sheets as other noncurrent assets, other current liabilities and other noncurrent liabilities. The Company does not have any finance leases.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Operating lease right-of-use assets also include the effect of any lease payments made prior to commencement and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The Company has not recognized any product revenue to date since its product candidates are in development.

On May 31, 2021, and amended on September 26, 2022, the Company entered into a License and Collaboration Agreement, or, the LianBio License Agreement, with LianBio Inflammatory Limited, or LianBio, to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. See Note 9 for further discussion of the arrangement.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include salaries and benefits, materials and supplies, preclinical and clinical trial expenses, manufacturing expenses, stock-based compensation expense, depreciation of equipment, contract services, potential impairment charges related to research and development assets, and other outside expenses. Costs of certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development costs. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The Black-Scholes option-pricing model uses the following inputs: the fair value of the Company’s common stock, the expected volatility of the Company’s common stock, the expected term of the Company’s stock options, the risk-free interest rate for a period that approximates the expected term of the Company’s stock options, and the Company’s expected dividend yield. Prior to our IPO in 2020, the Company has historically been a private company and lacks company-specific historical and implied volatility data. Therefore, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to it, including stage of product development, life science industry focus, length of trading history, and similar vesting provisions. The historical volatility data is calculated based on a period of time commensurate with the expected term assumption. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Net Loss per Share

The Company has reported losses since inception and has computed basic net loss per share by dividing its net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, warrants to purchase common stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive, basic, and diluted loss per share have been the same.

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(55,278)	$(43,513)
Net loss attributable to common stockholders	$(55,278)	$(43,513)
Denominator:
Weighted-average common shares—basic and diluted	30,235,689	12,986,101
Net loss per share attributable to common stockholders—basic and diluted	$(1.83)	$(3.35)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	Year Ended December 31,
	2022	2021
Stock options	4,311,333	1,662,861
Restricted stock units	28,212	—
Total	4,339,545	1,662,861

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2022. The Company is continuing to evaluate the impact of ASU 2016-13 but does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2022
Assets:
Cash equivalents	$—	$—	$—	$—
Money market funds	22,580	22,580	—	—
Corporate debt securities	7,089	2,098	4,991	—
Total cash equivalents	$29,669	$24,678	$4,991	$—
Short-term investments:
US treasury bills	2,966	2,966	—	—
Corporate Bonds and U.S. Government Agency Securities	62,378	4,732	57,646	—
Total Short-term investments	$65,344	$7,698	$57,646	$—

As of December 31, 2022 and 2021, the Company’s cash equivalents were invested in money market funds which were valued based on Level 1 inputs, and highly liquid corporate debt securities which were valued based on level 2 inputs. As of December 31, 2022, the Company's short-term investments consisted of U.S. treasury bills which were valued based on Level 1 inputs and Corporate Bonds and U.S. Government Agency Securities which were valued based on Level 2 inputs. In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data for Level 2 investments. All available-for-sale securities have contractual maturities of less than one year. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying consolidated financial statements that required Level 3 inputs.

The Company did not have financial assets and liabilities measured at fair value at December 31, 2021.

The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

4. Short-term Investments

The fair value of available-for-sale investments by type of security was as follows:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investments:
U.S. treasury bills	$2,966	$—	$—	$2,966
Corporate Bonds and U.S. Government Agency Securities	62,368	14	(4)	62,378
Total investments	$65,334	$14	$(4)	$65,344

The Company held four debt securities that were in an unrealized loss position as of December 31, 2022. The aggregated fair value of debt securities in an unrealized loss position was $3.9 million. As of December 31, 2022, the Company did not hold debt securities in a continuous unrealized loss position for more than 12 months.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if we have the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment, and changes in value subsequent to the end of the period. The unrealized losses at December 31, 2022 are attributable to changes in interest rates, and we do not believe any unrealized losses represent other-than-temporary impairments.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As of December 31, 2021, the Company had no short-term investments.

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Property and equipment:
Laboratory equipment	$5,022	$5,293
Computer software and equipment	675	675
Office furniture and fixtures	323	301
Leasehold improvements	397	2,113
	$6,417	$8,382
Accumulated depreciation	(4,174)	(3,879)
Property and equipment, net	$2,243	$4,503

The Company recognized approximately $1.1 million and $1.0 million of depreciation expense for the years ended December 31, 2022 and 2021, respectively.

Additionally, the Company recognized $1.3 million related to loss on impairment of long-lived research and development assets. In October of 2022, the Company terminated an agreement with a contract manufacturer. The Company has funded certain leasehold improvements at the CMO’s facility that the Company does not anticipate receiving the benefit of in the future and has accordingly impaired the respective assets.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Payroll and employee related expenses	$2,975	$2,429
Third-party research and development expenses	3,435	1,196
Lease-related costs	1,961	—
Other	659	633
Total accrued expenses and other current liabilities	$9,030	$4,258

7. Preferred and Common Stock

The Company has 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no shares issued or outstanding as of December 31, 2022 and 2021.

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of December 31, 2022, the Company has not sold any securities under the Form S-3.

On May 11, 2021, the Company entered into an Open Market Sales Agreement (“2021 ATM Agreement”) with Jefferies LLC (“Jefferies”) to sell shares of its common stock, from time to time, with aggregate gross sales proceeds of up to $50.0 million, through an at-the-market equity offering program under which Jefferies will act as the Company’s sales agent. As of December 31, 2022, the Company has received no proceeds from the sale of shares of common stock pursuant to the

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2021 ATM Agreement. The offering of the Company's shares of common stock pursuant to the 2021 ATM Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the 2021 ATM Agreement and (ii) the termination of the 2021 ATM Agreement as permitted therein. As of March 27, 2023, the Company terminated the 2021 ATM Agreement with Jefferies.

April 2022 Financing

On April 13, 2022, the Company announced the closing of its private placement of common stock (or, in lieu thereof, pre-funded warrants to purchase common stock), resulting in gross proceeds of approximately $100.5 million (“April 2022 Financing”). The Company received approximately $96.3 million in net proceeds after deducting estimated offering costs of $4.2 million. Pursuant to the securities purchase agreement, (i) certain investors purchased an aggregate of 18,815,159 shares of common stock at $4.22 per share for gross proceeds to the Company of $79.4 million and (ii) certain investors purchased pre-funded warrants to purchase an aggregate of 5,000,000 shares of common stock, with the exercise price of $0.001 per share for gross proceeds of $21.1 million to the Company. The warrants are exercisable on or after April 13, 2022 and expire on April 12, 2027.

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $19.7 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. No pre-funded warrants have been exercised as of December 31, 2022.

The Company has reserved for future issuances the following shares of common stock as of December 31, 2022:

As of December 31, 2022
Pre-funded warrants	5,000,000
Stock options and restricted stock units	6,259,114
Employee stock purchase plan	279,696
Total	11,538,810

8. Stock-Based Compensation Expense

The Company currently grants equity-based awards under its 2020 Incentive Award Plan (“2020 Plan”). The Company previously granted equity-based awards under its 2005 Equity Inventive Plan ("2005 Plan") and 2016 Equity Incentive Plan ("2016 Plan").

The 2020 Plan provides for grant of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, performance awards and other share and cash-based awards to employees and consultants and members of the Board of Directors of the Company and its subsidiary.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 8,800,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. On January 1, 2022, the shares available for grant under the 2020 Plan was automatically increased by 520,287. As of December 31, 2022, the Company had 1,319,569 shares available for issuance under the 2020 Plan. On January 1, 2023, the shares available for grant under the 2020 Plan was automatically increased by 1,273,106.

In February 2022, the Company’s Board of Directors adopted the Company’s 2022 Employment Inducement Award Plan (“Inducement Award Plan,” and together with the 2020 Plan, 2016 Plan and 2005 Plan, the “Plans”), which was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”), and allows for the granting of up to 2,413,002 shares of the Company's common stock. The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants. In accordance with Rule 5635(c)(4), awards made under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or any employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. During 2022, the Company granted options to purchase 1,813,002 shares of common stock to certain executives. There were 600,000 shares remaining available for issuance as of December 31, 2022.

All stock option grants are nonqualified stock options except for option grants to employees granted, under the 2020 Plan, 2016 Plan or 2005 Plan intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Stock options may not be granted under the 2020 Plan at less than the fair market value of the Company’s common stock on the date of grant. Vesting periods of awards are determined by the Board of Directors or its compensation committee. Vesting periods of awards granted to date range from vesting upon grant to vesting over a four-year period. Vesting conditions are generally based on continued service. Additionally, the Company has granted certain awards which vest upon the achievement of certain financing and revenue milestones. Stock options granted under the Plans expire no more than 10 years from the date of grant.

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$850	$508
General and administrative	4,597	2,262
Total	$5,447	$2,770

The Company has granted options to purchase 31,429 shares of common stock that vest based on the achievement of performance-based criteria related to scientific milestones, for which the Company has not recorded any stock-based compensation associated with the achievement of the milestone as it was not deemed probable as of December 31, 2022 and 2021. As of December 31, 2022, there was approximately $36,000 of unrecognized stock-based compensation related to a stock option award related to the achievement of a commercial revenue-based milestone.

The Company has also granted options to purchase 1,648,002 shares of common stock that vest as to one-third of options, in each case, upon the achievement of three distinct market capitalization targets during the five-year performance period following the date of grant, provided that no more than one-third of the option may vest prior to the first anniversary of the date of grant, no more than two-thirds of the option may vest prior to the second anniversary of the date of grant and the option may not become fully vested prior to the third anniversary of the date of grant, subject to continued service on each applicable vesting date and certain exceptions in the context of a change in control transaction. The Company has accounted for these awards as market-based condition awards and therefore, stock-based compensation recorded during the year ended December 31, 2022 was $2.2 million.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table summarizes the Company’s unrecognized stock-based compensation as of December 31, 2022:

	Year Ended December 31,
	Unrecognized Expense (in thousands)	Period of Recognition (years)
Restricted stock units	$105	3.2
Stock options	9,247	2.2
Total	$9,352

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, or a Monte Carlo simulation in the case of the options granted to executive officers, with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.7%	0.7%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	81.3%	85.0%

A summary of the stock option activity under the Plans for the year ended December 31, 2022 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2021	1,662,861	$10.34	7.6	$918
Granted	2,828,474	5.19
Exercised	(2,718)	2.76
Cancelled	(177,284)	7.83
Outstanding at December 31, 2022	4,311,333	$7.07	8.2	$378
Exercisable at December 31, 2022	1,350,357	$9.73	6.2	$328
Vested and expected to vest at December 31, 2022	4,311,333	$7.07	8.2	$378

The weighted-average fair value of options granted to employees, directors and non-employees during the years ended December 31, 2022 and 2021 was $3.40 and $6.89, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was approximately $5,000 and $0.3 million, respectively.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

On January 1, 2022, the shares available for grant under the 2020 ESPP was automatically increased by 65,035. There was no increase to the shares available for grant under the 2020 ESPP plan as of January 1, 2023. The 2020 ESPP permits eligible participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2022, no shares have been issued under the 2020 ESPP.

9. Collaboration Agreement

On May 31, 2021, and as amended on September 26, 2022, we entered into the LianBio License Agreement with LianBio to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. Under the terms of the LianBio License Agreement, the Company received an upfront payment of $12.0 million and is eligible to receive up to $135.0 million in future payments based upon the achievement of specified development, regulatory and commercialization milestones. Upon commercialization on a region-by-region basis, the Company will be entitled to receive low double-digit royalties based on net sales of LYR-210 in the licensed territories. LianBio will be responsible for the clinical development and commercialization of LYR-210 in the licensed territories, and the Company will retain all rights to LYR-210 in all other geographies. As part of the LianBio License Agreement, LianBio will also have the first right to obtain development and commercial rights in the licensed territories to the Company’s LYR-220 product candidate.

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

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of December 31, 2022, as all milestone amounts were fully constrained based on the probability of achievement.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company and LianBio amended the LianBio License Agreement on September 26, 2022, to allow, among other things, LianBio to conduct its own Phase 3 clinical trial and adjust certain future milestones. The amendment also requires both parties to negotiate a supply agreement prior to December 31, 2022. There was a side letter executed on December 27, 2022 which extended the negotiations of a supply agreement until March 31, 2023. The amendment did not result in any change in the Company’s determination of its performance obligations under the arrangement and all future milestones remain constrained from the transaction price. The Company has determined that the contract modification did not have a material impact on the allocation of the transaction price to the two performance obligations.

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

	As of December 31, 2022
	Pre-Milestone	Milestone	Post-Milestone
Combined Performance Obligation	$8,373	$3,489	$11,862
Development Activities Performance Obligation	3,627	1,511	5,138
Total	$12,000	$5,000	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of December 31, 2022
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2021	$8,259	$3,456	$11,715
Milestone	3,489	1,511	5,000
Revenue recognized	—	(1,363)	(1,363)
Deferred revenue at December 31, 2022	$11,748	$3,604	$15,352

Development and regulatory milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. Note that the allocated deferred revenue

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

associated with the clinical supply agreement has been recorded as long term deferred revenue given the potential uncertainty of delivery within the next twelve months.

During the year ended December 31, 2022, the Company achieved a milestone, which resulted in the receipt of $5.0 million of cash. There were no milestones achieved during the year ended December 31, 2021.

The Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. No royalty revenue has been earned as of December 31, 2022.

Entities affiliated with Perceptive Advisors, LLC are shareholders of both the Company and LianBio. Additionally, two of the Company’s directors are Managing Directors at Perceptive Advisors, LLC and one of these directors is also the Executive Chairman of LianBio’s board of directors.

10. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. During the years ended December 31, 2022 and 2021, the Company recorded net losses of approximately $55.3 million and $43.5 million, respectively, and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the years ended December 31, 2022 and 2021.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2022	2021
Income tax computed at federal statutory tax rate	21.0%	21.0%
Permanent differences	(1.4)%	(0.3)%
State taxes, net of federal benefit	4.9%	4.9%
Research and development and other tax credits	4.4%	4.7%
Change in deferred tax asset valuation allowance	25.8%	(30.4)%
Loss of Attributes - IRC 382 Ownership Change	(54.7)%
Other	—	0.1%
	—%	—%

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Net deferred tax assets as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$25,154	$46,462
Research and development credits	1,751	7,288
Stock-based compensation	1,295	848
Operating lease liabilities	583	382
Capitalized research & experimental expenditures	9,076	—
Deferred revenue	2,763	—
Other	474	73
Total gross deferred tax assets	41,096	55,053
Less: valuation allowance	(40,512)	(54,697)
Total deferred tax assets	584	356
Deferred tax liabilities:
Operating lease right-of-use assets	(584)	(356)
Total deferred tax liabilities	(584)	(356)
Net deferred taxes	$—	$—

As a result of the Internal Revenue Code, or IRC, 382 study performed during the current year the Company has written off $67.6 million of federal net operating losses and $5.7 million of federal research and development credits. As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $23.7 million which may be able to offset future income tax liabilities and expire at various dates through 2037 and approximately $88.4 million of federal net operating loss carryforwards that may be carried forward indefinitely. As a result of the IRC 382 study performed during the current year, the Company has written off $125.8 million of state net operating losses and $2.8 million of state research and development credits. As of December 31, 2022, the Company had state net operating loss carryforwards of approximately $25.5 million which may be available to offset future income tax liabilities and expire at various dates through 2042.

As of December 31, 2022 and 2021, the Company had federal research and development tax credit carryforwards of approximately $1.4 million and $5.2 million, respectively, available to reduce future tax liabilities which expire at various dates through 2042. As of December 31, 2022 and 2021, the Company had state research and development tax credit carryforwards of approximately $0.4 million and $2.7 million, respectively, available to reduce future tax liabilities which expire at various dates through 2037. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the IRC, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. The Company has performed an IRC 382 study during the year which resulted in identifying three separate ownership changes that occurred on March 31, 2006, January 17, 2020, and April 13, 2022. Based on these ownership changes and the calculated IRC 382 annual limitations, the Company has written off $67.6 million of federal net operating losses and $5.7 million of federal research and development credits. For state purposes, the Company has written off $125.8 million of state net operating losses and $2.8 million of state research and development credits. The remainder of the attributes have an annual limitation that will impact how the attributes may be utilized in the future.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

assets at December 31, 2022 and 2021 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and, as a result, a valuation allowance of approximately $40.5 million and $54.7 million, respectively, has been established at December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance decreased by approximately $14.2 million during the year ended December 31, 2022 due to the write-off of net operating losses and research and development credits as a result of the IRC 382 study compared to the increase of approximately $13.2 million, respectively, during the year ended December 31, 2021 due primarily to the generation of net operating losses.

The Company has recorded adjustments to deferred tax assets for unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2022 and 2021, the Company had not accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s statement of operations and comprehensive loss. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. The statute of limitations for federal and state tax authorities is closed for years prior to December 31, 2019. However, since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

11. Leases

Watertown Lease

In August 2007, the Company entered into an operating lease, as amended, for office and laboratory space in Watertown, Massachusetts. In November 2017, the Company amended its lease (“2017 Amendment”) to extend the lease term through April 2023. In November 2022, the Company amended the lease to extend the lease term through April 2024. The lease includes certain rent escalations. The lease modification was assessed as of December 31, 2022 and changes to the right of use asset and liability was reflected within the consolidated balance sheet.

The Company maintains a letter of credit of approximately $0.3 million securing its obligations under the operating lease which is unsecured by approximately $0.3 million, which are included as restricted cash in the consolidated balance sheets. Rent expense is recognized on a straight-line basis over the terms of occupancy.

Waltham Lease

In May 2022, the Company executed a new lease for laboratory and office space. This lease will be recorded on the Company's balance sheet when the Company obtains possession of the underlying asset, which is expected to occur in the fourth quarter of 2023, following completion of construction to prepare the premises for the Company’s intended use. Annual base rent will start at $2.2 million increasing 3% per year through the original non-cancelable term of the lease, which is ten years and two months following the lease commencement date. The Company has the option to extend the lease for one additional 5-year term and is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.

As of December 31, 2022, the lease was not recorded on the consolidated balance sheet as the facility is under construction. When payments are made by the Company relating to landlord-owned leasehold improvements, they will be recorded to prepaid rent as a component of other non-current assets. Upon control of the space, The Company will reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but the prepayment will not be included in the measurement of the lease liability. As of December 31, 2022, approximately $2.0 million of prepaid rent was recorded in other assets with a corresponding liability recorded in accrued expenses. The lease will be recorded as a component of the Company’s right-of-use asset and operating lease liabilities when the Company takes possession of the space.

The Company provided a letter of credit in the amount of $1.1 million as a security for the lease, which expires on May 1, 2023, at which point the letter will automatically renew each calendar year up to but not beyond July 31, 2033. The unsecured letter of credit is classified as restricted cash on the consolidated balance sheet.

In addition to the leases discussed above, the Company is party to an April 2020 lease for office equipment that expires in June 2024. The equipment lease is accounted for as an operating lease.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Embedded Leases

In April 2021, the Company entered into a clinical supply agreement with a CMO for clinical production of the Company’s product candidates at an existing facility and a facility under construction. The Company concluded that this clinical supply agreement contains embedded operating leases as the clean rooms in the existing facility and the new facility are designated for the Company’s exclusive use during the term of the agreement and the clinical supply agreement contains fixed commitments and variable costs related to production and material costs in excess of the fixed commitment specified in the agreement. The Company determined that it did not control the new facility during construction and, thus, the lease did not fall in the scope of “build-to-suit” accounting. The term of the clinical supply agreement is five years and will automatically renew for additional successive terms of one year unless either party gives notice of nonrenewal.

The lease period for the existing facility is less than 12 months and the Company has elected to apply the practical expedient in ASC Topic 842, Leases (“ASC 842”), to not recognize a lease liability or right-of-use asset but instead, recognize lease payments as an expense on a straight-line basis over the lease term and variable lease payments that do not depend on an index or rate, as an expense in the period in which the variable lease costs are incurred based on performance or usage in accordance with the clinical supply agreement. In October 2022, the Company terminated the agreement with the contract manufacturing organization.

The components of lease cost recorded in the Company’s consolidated financial statements were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Lease Cost:
Operating lease cost	$1,115	$1,056
Variable lease cost	3,931	4,542
Total lease cost	$5,046	$5,598

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building and variable lease costs associated with the Company’s CMO embedded lease arrangement. During the year ended December 31, 2022, the Company recorded as research and development expense approximately $3.2 million of operating lease costs related to the CMO embedded lease.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of December 31, 2022
Weighted-average remaining lease term (in years)	1.3
Weighted-average discount rate	8.2%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of December 31, 2022 were as follows (in thousands):

Year ending December 31,
2023	1,673
2024	694
Total maturities	2,367
Less: Effects of discounting	(151)
Present value of operating lease liability	2,216
Less: Current portion of operating lease liability	(1,549)
Total operating lease liability, net of current portion	$667

Total rent expense under the Company's leases amounted to $1.1 million for the years ended December 31, 2022 and 2021, respectively.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

12. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. For the years ended December 31, 2022 and 2021, the Company made a discretionary match that matches 50%, up to 6% employee contribution, and therefore a maximum of 3% of employees’ salary. Matching contributions are fully vested at the time of contribution. The Company matched $0.3 million and $0.2 million of employee 401(k) contributions for the years ended December 31, 2022 and 2021, respectively, which is included in the statements of operations and comprehensive loss.

13. Subsequent Events

On March 17, 2023, the Company filed a complaint in the Court of Chancery of the State of Delaware against a former contract manufacturer alleging breach of contract. The Company alleged in its complaint that its former contract manufacturer breached the Master Clinical Supply Agreement (“MCSA”) by misrepresenting their ability to produce LYR-210 in accordance with the specifications and with a robust quality system in place, and failed to return certain customer materials and equipment as required under the MCSA. The Company's complaint seeks monetary damages and the return of equipment and materials that the Company owns. On March 28, 2023, the contract manufacturer filed a motion to remove the case from the Chancery Court to the United States District Court for the District of Delaware.

On March 27, 2023, the Company notified Jefferies LLC (“Jefferies”) of the termination of the Open Market Sales Agreement, dated May 11, 2021, between the Company and Jefferies.