Form 10-Q
period 2023-03-31
Lyra Therapeutics, Inc.
filed 2023-05-12
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 31,836,815 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including but not limited, to statements regarding:

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
•
our ability to continue as a going concern;
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
•
our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$22,019	$32,550
Short-term investments	60,688	65,344
Prepaid expenses and other current assets	2,092	2,935
Total current assets	84,799	100,829
Property and equipment, net	2,004	2,243
Operating lease right-of-use assets	1,825	2,223
Restricted cash	1,392	1,392
Other assets	3,848	3,281
Total assets	$93,868	$109,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,951	$2,616
Accrued expenses and other current liabilities	6,793	9,030
Operating lease liabilities	1,900	1,549
Deferred revenue	1,510	1,275
Total current liabilities	14,154	14,470
Operating lease liabilities, net of current portion	191	667
Deferred revenue, net of current portion	13,432	14,077
Total liabilities	27,777	29,214
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 31,836,815 and 31,827,659 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	32	32
Additional paid-in capital	331,001	329,387
Accumulated other comprehensive income (loss), net of tax	(12)	10
Accumulated deficit	(264,930)	(248,675)
Total stockholders’ equity	66,091	80,754
Total liabilities and stockholders’ equity	$93,868	$109,968

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$410	$468

Operating expenses:
Research and development	12,596	8,505
General and administrative	5,127	3,888
Total operating expenses	17,723	12,393
Loss from operations	(17,313)	(11,925)
Other income:
Interest income	1,072	14
Total other income	1,072	14
Loss before income tax expense	(16,241)	(11,911)
Income tax expense	(14)	—
Net loss	(16,255)	(11,911)
Other comprehensive income:
Unrealized holding loss on short-term investments, net of tax	(22)	—
Comprehensive loss	$(16,277)	$(11,911)
Net loss per share attributable to common stockholders— basic and diluted	$(0.44)	$(0.92)
Weighted-average common shares outstanding— basic and diluted	36,832,747	13,008,779

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income, net of tax	Deficit	Equity
Balance at December 31, 2021	13,007,178	$13	$227,700	$—	$(193,397)	$34,316
Exercise of common stock options	2,718	—	8	—	—	8
Stock-based compensation	—	—	844	—	—	844
Net loss	—	—	—	—	(11,911)	(11,911)
Balance at March 31, 2022	13,009,896	$13	$228,552	$—	$(205,308)	$23,257

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss, net of tax	Deficit	Equity
1
Balance at December 31, 2022	31,827,659	$32	$329,387	$10	$(248,675)	$80,754
Exercise of common stock options	2,115	—	4	—	—	4
Issuance of common stock upon RSU vesting	7,041	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	1,610	—	—	1,610
Net loss	—	—	—	—	(16,255)	(16,255)
Balance at March 31, 2023	31,836,815	$32	$331,001	$(12)	$(264,930)	$66,091

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,255)	$(11,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,610	844
Depreciation expense	284	280
Net amortization of premium on short-term investments	(726)	—
Changes in operating assets and liabilities:
Collaboration revenue receivable	—	(5,000)
Prepaid expenses and other current assets	843	371
Operating lease right-of-use assets	398	246
Other assets	(2,446)	(260)
Accounts payable	3,295	(663)
Accrued expenses and other current liabilities	(2,318)	(87)
Operating lease liabilities	(125)	(257)
Deferred revenue	(410)	4,532
Net cash used in operating activities	(15,850)	(11,905)
Cash flows from investing activities:
Purchases of property and equipment	(45)	(93)
Purchases of short-term investments	(4,440)	—
Maturity of short-term investments	9,800	—
Net cash provided by (used in) investing activities	5,315	(93)
Cash flows from financing activities:
Payment of deferred offering expenses	—	(2)
Proceeds from exercise of stock options	4	8
Net cash provided by financing activities	4	6
Net decrease in cash, cash equivalents and restricted cash	(10,531)	(11,992)
Cash, cash equivalents and restricted cash, beginning of period	33,942	46,076
Cash, cash equivalents and restricted cash, end of period	$23,411	$34,084

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, Going Concern and Basis of Presentation

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

Going Concern

From inception through March 31, 2023, the Company has raised an aggregate of $350.4 million to fund its operations primarily from the equity financings, government grants and its License and Collaboration Agreement with LianBio discussed in Note 6.

The Company has incurred recurring net losses since inception and has an accumulated deficit of approximately $264.9 million at March 31, 2023. The Company expects to continue to generate operating losses for the foreseeable future. At March 31, 2023, the Company had approximately $22.0 million of cash and cash equivalents and $60.7 million of short-term investments, and, due to an expected increase in certain expenditures, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

Management has concluded that there is substantial doubt regarding its ability to continue as a going concern based on its analysis under applicable accounting standards. Based on its current business plan, the Company anticipates that its cash, cash equivalents and short-term investment balance is sufficient to fund its operating expenses and capital expenditures into mid-second quarter of 2024.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) assuming the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company expects to incur increased costs as it progresses its product candidates through clinical development. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023. Since the date of those financial statements, there have been no changes to its significant accounting policies except as noted below.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2023, other comprehensive income consisted of unrealized gains and losses, net of taxes from its short-term investments.

As the Company did not have any element of other comprehensive income or loss during the three months ended March 31, 2022, its comprehensive loss is equal to its net loss for the three months ended March 31, 2022.

Restricted Cash

The Company had restricted cash of approximately $1.4 million as of March 31, 2023 and December 31, 2022. These balances were held unsecured as of March 31, 2023 at one of the Company’s financial institution to secure the Company’s letters of credit for its facility leases.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$22,019	$32,550
Restricted Cash	1,392	1,392
Total	$23,411	$33,942

Net Loss per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has included pre-funded warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.001 in its computation of basic net loss per share based on the nominal exercise price. Diluted net loss per share is computed using the more dilutive of (a) the two-class method, or (b) treasury stock method, as applicable, to the potentially dilutive instruments. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and restricted stock units, warrants, if any, and nonvested shares. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive, basic, and diluted loss per share have been the same.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2023	2022
Stock options	5,495,826	2,962,177
Restricted stock units	260,616	42,879
Total	5,756,442	3,005,056

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

Effective January 1, 2023, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

		Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2023
Assets:
Cash equivalents
Money market funds	$20,334	$20,334	$-	$-
Corporate debt securities	—	—	—	—
Total cash equivalents	$20,334	$20,334	$—	$—
Short-term investments:
US treasury bills	2,987	2,987	—	—
Corporate Bonds and U.S. Government Agency Securities	57,701	7,003	50,698	—
Total Short-term investments	$60,688	$9,990	$50,698	$—

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2022
Assets:
Cash equivalents
Money market funds	$22,580	$22,580	$-	$-
Corporate debt securities	7,089	2,098	4,991	—
Total cash equivalents	$29,669	$24,678	$4,991	$—
Short-term investments:
US treasury bills	2,966	2,966	—	—
Corporate Bonds and U.S. Government Agency Securities	62,378	4,732	57,646	—
Total Short-term investments	$65,344	$7,698	$57,646	$—

As of March 31, 2023, the Company’s cash equivalents were invested in money market funds which were valued based on Level 1 inputs. As of December 31, 2022, the Company’s cash equivalents were invested in money market funds which were valued based on Level 1 inputs, and highly liquid corporate debt securities which were valued based on level 2 inputs. As of December 31, 2022, the Company's short-term investments consisted of U.S. treasury bills which were valued based on Level 1 inputs and Corporate Bonds and U.S. Government Agency Securities which were valued based on Level 2 inputs. In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data for Level 2 investments. All available-for-sale securities have contractual maturities of less than one year. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying consolidated financial statements that required Level 3 inputs.

The carrying values of the Company’s accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these liabilities and as such these are considered level 1 in the fair value hierarchy.

4. Preferred and Common Stock

There were no preferred stock or common stock transactions other than the exercise of stock options during the three months ended March 31, 2023.

On March 27, 2023, the Company notified Jefferies LLC (“Jefferies”) of the termination of the Open Market Sales Agreement, dated May 11, 2021, between the Company and Jefferies.

5. Stock-Based Compensation Expense

A summary of the restricted stock unit activity under the Plans for the three months ended March 31, 2023 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2022	28,212	$4.78
Granted	270,716	$2.85
Vested	(7,041)	$4.78
Forfeited	(31,271)	$2.85
Restricted stock units outstanding as of March 31, 2023	260,616	$3.01

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

A summary of the stock option activity under the Plans for the three months ended March 31, 2023 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,311,333	$7.07	8.2	$378
Granted	1,424,630	2.75
Exercised	(2,115)	2.10
Cancelled	(238,022)	7.02
Outstanding at March 31, 2023	5,495,826	$5.95	8.5	$57

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model in the case of the options granted to executive officers, with the following weighted-average assumptions for the three months ended March 31:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.7%	2.0%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	4.2
Expected volatility	83.3%	80.8%

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended March 31, 2023 and 2022 was $2.00 and $2.84, respectively.

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$284	$227
General and administrative	1,326	617
Total	$1,610	$844

Unrecognized share-based compensation related to stock-based options amounted to $10.1 million at March 31, 2023 and is expected to be recognized over a weighted average period of approximately 2.55 years. Unrecognized share-based compensation related to restricted stock units amounted to $0.7 million at March 31, 2023 and is expected to be recognized over a weighted average period of approximately 3.72 years.

At March 31, 2023, there were 1,486,622 shares available for grant under the Company’s 2020 Incentive Award Plan and 280,000 shares available for grant under the Company’s 2022 Inducement Award Plan.

6. Collaboration Agreement

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

were excluded from the transaction price as of March 31, 2023, as all milestone amounts were fully constrained based on the probability of achievement.

The Company and LianBio amended the LianBio License Agreement on September 26, 2022, to allow, among other things, LianBio to conduct its own Phase 3 clinical trial and adjust certain future milestones. The amendment also requires both parties to negotiate a supply agreement prior to December 31, 2022. There was a side letter executed on December 27, 2022 which extended the negotiations of a supply agreement and the parties continue to work towards the completion thereof. The amendment did not result in any change in the Company’s determination of its performance obligations under the arrangement and all future milestones remain constrained from the transaction price. The Company has determined that the contract modification did not have a material impact on the allocation of the transaction price to the two performance obligations.

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

There were no changes in the transaction price from December 31, 2022 to March 31, 2023. The following table reflects the transaction price (in thousands):

As of March 31, 2023
Post-Milestone
Combined Performance Obligation	$11,862
Development Activities Performance Obligation	5,138
Total	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of March 31, 2023
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2022	$11,748	$3,604	$15,352
Milestone	—	—	—
Revenue recognized	—	(410)	(410)
Deferred revenue at March 31, 2023	$11,748	$3,194	$14,942

Development and regulatory milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. Note that the allocated deferred revenue associated with the clinical supply agreement has been recorded as long term deferred revenue given the potential uncertainty of delivery within the next twelve months.

Entities affiliated with Perceptive Advisors, LLC are shareholders of both the Company and LianBio. Additionally, two of the Company’s directors are Managing Directors at Perceptive Advisors, LLC and one of these directors is also the Executive Chairman of LianBio’s board of directors.

7. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. The Company recorded an income tax expense of $14,000 for the three months ended March 31, 2023. No income tax expense was recorded as of the three months ended March 31, 2022.

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

As of March 31, 2023, the lease was not recorded on the condensed consolidated balance sheet as the facility is under construction. As payments are made by the Company relating to landlord-owned leasehold improvements, they will be recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company plans to reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but the prepayment will not be included in the measurement of the lease liability. As of March 31, 2023, approximately $2.8 million of prepaid rent was recorded in other assets. The lease will be recorded as a component of the Company’s right-of-use asset and operating lease liabilities when the lease commencement date occurs.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease Cost:
Operating lease cost	$444	$264
Variable lease cost	246	878
Total lease cost	$690	$1,142

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building and variable lease costs associated with the Company’s CMO embedded lease arrangement. During the three months ended March 31, 2023, the Company recorded no costs as research and development expense related to the CMO embedded lease compared to $0.7 million in the comparable period of the prior year.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of March 31, 2023
Weighted-average remaining lease term (in years)	1.1
Weighted-average discount rate	8.2%

9. Commitments and Contingencies

On March 17, 2023, the Company filed a complaint in the Court of Chancery of the State of Delaware against a former contract manufacturer alleging breach of contract. The Company alleged in its complaint that its former contract manufacturer breached the Master Clinical Supply Agreement (“MCSA”) by misrepresenting their ability to produce LYR-210 in accordance with the specifications and with a robust quality system in place, and failed to return certain customer materials and equipment as required under the MCSA. The Company's complaint seeks monetary damages and the return of equipment and materials that the Company owns. On March 28, 2023, the contract manufacturer filed a motion to remove the case from the Chancery Court to the United States District Court for the District of Delaware, which was subsequently denied and remanded back to the Chancery Court by the District Court on April 3, 2023. On April 26, 2023, the same contract manufacturer filed an answer and counterclaims to the Company’s March 17, 2023 complaint, alleging claims for breach of contract, breach of implied covenant of good faith and fair dealing, reasonable reliance, and negligent misrepresentation all relating to the parties relationship under the MCSA.

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

Overview

We are a clinical-stage biotechnology company focused on the development and commercialization of therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. Our proprietary technology is designed to consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. Our product candidates, LYR-210 and LYR-220, are bioresorbable nasal implants designed to be administered in a brief, non-invasive, in-office procedure and intended to deliver up to six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. The drug embedded within LYR-210 and LYR-220 is mometasone furoate, or MF, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States.

LYR-210 is designed to treat CRS patients both with and without nasal polyps who have failed previous medical management and have not undergone endoscopic sinus surgery. A pivotal Phase 3 program of LYR-210, called the ENLIGHTEN program, consists of two pivotal trials, ENLIGHTEN I and ENLIGHTEN II, and is currently ongoing. ENLIGHTEN I is a 52-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 180 surgically naïve CRS who have failed prior medical management. The trial consists of three stages – a 2- to 4-week screening and run-in stage, a 24-week treatment stage followed by a 28-week safety extension stage. In the treatment stage, patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure. At the end of the treatment stage, patients in the control group receive crossover LYR-210 treatment while patients in the LYR-210 group are re-randomized 1:1 to either receive a crossover sham-procedure or a repeat treatment with LYR-210 (7,500 µg). The ENLIGHTEN I trial was initiated in February 2022.

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

We have advanced LYR-210 through our Phase 2 randomized, controlled, patient blinded LANTERN clinical trial, designed to evaluate the safety and efficacy in CRS patients both with and without nasal polyps who have failed previous medical management but have not undergone endoscopic sinus surgery. The trial was designed to enroll 99 evaluable patients with the option to expand to up to 150 patients at sites in the United States, Australia, Austria, Czech Republic, New Zealand, and Poland. Due to COVID-19, we discontinued enrollment at 67 patients and did not open any sites in the United States. In December 2020, we reported positive topline results from our Phase 2 LANTERN clinical trial, including that the 7,500 µg dose of LYR-210 achieved statistically significant improvement in the composite four cardinal symptoms score, or 4CSS, in favor of the treatment arm as measured by the change from baseline at weeks 16, 20, and 24. The 4CSS are nasal blockage/obstruction/congestion, anterior/posterior nasal discharge, facial pain/pressure, and olfactory loss. However, although a strong treatment effect was observed at week 4, LYR-210 did not achieve the primary endpoint of change from baseline in 4CSS at week 4 at either the 7,500 µg dose or 2,500 µg dose relative to the control group. We believe this was due primarily to the discontinuation of enrollment related to the COVID-19 pandemic. As a result of the decrease in the number of patients enrolled from planned (99 evaluable) to actually enrolled (67), a greater magnitude of change from baseline in 4CSS at week 4 and/or a smaller standard deviation associated with the change from baseline was required in order to achieve statistical significance for the primary endpoint at week 4. LYR-210 was observed to be safe and well-tolerated at all doses in the trial, and no treatment-related serious adverse events were reported.

In addition, we conducted a separate characterization study in the United States to collect certain pharmacokinetic, or PK, data. The PK study was a 56-day open label, multi-center, U.S. study of the PK and safety of LYR-210 in adult subjects with chronic rhinosinusitis. The primary objective of the study was to establish the PK profile of LYR-210. The study enrolled 24 patients, half of whom received LYR-210 2,500 µg and the other half received LYR-210 7,500 µg. The study indicated that both doses were safe and well tolerated, with the mean maximum plasma concentration, or Cmax, observed with the 7,500 µg dose well below the Cmax established for FDA-approved formulations of mometasone furoate, or MF. MF blood plasma levels observed during the PK study support LYR-210’s ability to deliver consistent and steady dosing over the entire treatment period.

In our Phase 1 clinical trial, LYR-210 met its primary safety endpoint, and we observed that patients generally experienced significant, rapid, clinically meaningful, and durable improvement in SNOT-22 scores, an established patient symptom severity scale, through week 25, which was the end of the trial.

LYR-220, our second pipeline product candidate, is in Phase 2 development for CRS patients who have undergone a prior sinus surgery but continue to have persistent disease. LYR-220 is also designed to utilize MF, and employs a larger matrix designed for patients whose nasal cavity is enlarged due to sinus surgery. In November 2021, we initiated the Phase 2 BEACON clinical trial for LYR-220 which is a controlled, randomized, parallel-group study to evaluate safety, tolerability, pharmacokinetics, and efficacy comparing two designs of LYR-220 to control over a 24-week period in approximately 40 symptomatic adult CRS subjects who have had a prior bilateral sinus surgery. The trial consists of two parts – Part 1 is designed to assess the feasibility of placement and procedural refinements in up to 10 patients who will receive one of two designs of LYR-220; in Part 2, approximately 40 patients will be randomized 1:1 to receive either one of two designs of LYR-220 or sham procedure. The primary endpoint of the trial is incidence of product-related unexpected serious adverse events. Other safety endpoints include incidence of serious and non-serious adverse events, new or worsening of abnormal clinically significant findings in lab values, ophthalmology exams, and nasal endoscopies. Efficacy endpoints include change from baseline in 3CS, SNOT-22 and other CRS symptoms, CFBL in ethmoid opacification by CT, and use of rescue treatments.

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

From inception through March 31, 2023, we have raised an aggregate of $350.4 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our sale of common stock and pre-funded warrants in April 2022, or the April 2022 Financing, $57.3 million were net proceeds from our initial public offering, or IPO, in May 2020, $16.8 million were gross proceeds from government contracts and $17.0 million were gross proceeds from our license and collaboration agreement.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $16.3 million and $11.9 million for the three months ended

March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $264.9 million. We anticipate that our expenses will increase significantly as we:

•
conduct clinical trials of our most advanced product candidate, LYR-210, including two pivotal Phase 3 clinical trials of LYR-210;
•
conduct the Phase 2 clinical trial of LYR-220;
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

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate. Additionally, we may engage third party contract manufacturers to manufacture our products in the future. We do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations and licensing arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed.

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

As of March 31, 2023, we had cash and cash equivalents totaling $22.0 million and short-term investments totaling $60.7 million. Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform, and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Although management has concluded that there is substantial doubt regarding our ability to continue as a going concern, this conclusion is based on our analysis under applicable accounting standards. Based on our current business plan, we anticipate that our cash, cash equivalents and short-term investment balance is sufficient to fund our operating expenses and capital expenditures into mid-second quarter of 2024. See “Liquidity and Capital Resources” for more information.

We have experienced net losses since its inception and expects to incur increased costs as it progresses its product candidates through clinical development. We will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as we can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to obtain funding as and when needed would have a negative impact on the our financial condition and ability to pursue its business strategies. If we are unable to obtain funding when needed, we could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our prospects, or we may be unable to continue operations. We will need to generate significant revenue to achieve profitability, and may never do so.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have recognized $2.0 million of collaboration revenue from our LianBio License Agreement.

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
•
Developing and scaling up an internal manufacturing process that is compliant with GMPs, or making arrangements with CMOs for third-party clinical and commercial manufacturing to obtain sufficient supply of our product candidates;
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

Income Tax Expense

Income tax consists of income tax related to the Company’s Massachusetts Security Corporation. The Company has not recorded any benefits related to its operating losses due to uncertainty regarding future taxable income.

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

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 29, 2023.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Dollar
	2023	2022	Change
Collaboration revenue	$410	$468	$(58)

Operating expenses:
Research and development	12,596	8,505	4,091
General and administrative	5,127	3,888	1,239
Total operating expenses	17,723	12,393	5,330
Loss from operations	(17,313)	(11,925)	(5,388)
Other income:
Interest income	1,072	14	1,058
Total other income	1,072	14	1,058
Loss before income tax expense	(16,241)	(11,911)	(4,330)
Income tax expense	(14)	—	(14)
Net loss	$(16,255)	$(11,911)	$(4,344)

Collaboration Revenue

Revenue for the three months ended March 31, 2023 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. This remained consistent period over period.

Research and Development Expenses

Research and development expenses increased by $4.1 million to $12.6 million for the three months ended March 31, 2023 from $8.5 million for the three months ended March 31, 2022.

The increase in research and development expenses for the three months ended March 31, 2023 was primarily attributable to increased clinical development costs of $2.7 million as we continued to enroll patients in our ENLIGHTEN I Phase 3 clinical trial, employee related costs of $1.4 million as we increased our headcount to support increased research and development activities, and allocated overhead costs of $0.2 million. These increases were partially offset by decreased professional and consulting costs of $0.2 million and support costs of $0.1 million.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million to $5.1 million for the three months ended March 31, 2023 from $3.9 million for the three months ended March 31, 2022.

The increase in general and administrative expenses for the three months ended March 31, 2023 was primarily attributable to increased employee related costs of $0.9 million, of which $0.7 million was related to stock-based compensation as well as the write-off of deferred financing costs of $0.4 million and increase in support costs of $0.3 million. This increase was partially offset by decreased public company related costs of $0.3 million and decreased allocated overhead costs of $0.2 million.

Interest Income

Interest income increased by $1.1 million to $1.1 million for the three months ended March 31, 2023 . This increase was primarily attributable to interest earned on the Company’s short-term investments during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Income Tax Expense

During the three months ended March 31, 2023 we recorded income tax expense of $14,000 related to our Massachusetts Securities Corporation. During the three months ended March 31, 2023 and 2022, we did not record a benefit related to its operating losses due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through March 31, 2023 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $96.3 million from our April 2022 Financing, net proceeds of $57.3 million from our IPO, $16.8 million from government contracts and $17.0 million of gross proceeds from our license and collaboration agreement. The following table provides information regarding our total cash and cash equivalents and short-term investments at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$22,019	$32,550
Short-term investments	60,688	65,344
Total	$82,707	$97,894

We currently have an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021, or the Form S-3, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of March 31, 2023, we have not sold any securities under the Form S-3.

We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(15,850)	$(11,905)
Net cash provided by (used in) investing activities	5,315	(93)
Net cash provided by financing activities	4	6
Net decrease in cash, cash equivalents and restricted cash	$(10,531)	$(11,992)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $15.9 million for the three months ended March 31, 2023, primarily resulting from our net loss of $16.3 million and cash used by changes in our operating assets and liabilities of $0.8 million, partially offset by non-cash adjustments of $1.2 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2023 consisted primarily of a decrease of $1.6 million in prepaid expenses and other assets, partially offset primarily due to a $1.0 million increase in accounts payable and accrued expenses. Our net non-cash charges during the three months ended March 31, 2023 primarily consisted of $1.6 million of share-based compensation expense and $0.3 million of depreciation expense, which were partially offset by $0.7 million of net amortization of premiums on short-term investments.

Net cash used in operating activities was $11.9 million for the three months ended March 31, 2022, primarily resulted from our net loss of $11.9 million and cash used by changes in our operating assets and liabilities of $1.1 million partially offset by non-cash charges of $1.1 million. Our net loss was primarily attributed to research and development activities, and our general and administrative expenses. Net cash used by our operating assets and liabilities during the three months ended March 31, 2022 consisted primarily of an increase of $5.0 million of collaboration receivable and a decrease in accounts payable and accrued expenses of $0.7 million, partially offset by $4.5 million increase in deferred revenue due to payments received under our License and Collaboration agreement and a $0.1 million increase in prepaid expenses and other assets. Our net non-cash charges of $1.1 million during the three months ended March 31, 2022 primarily consisted of $0.8 million of stock-based compensation expense and $0.3 million of depreciation expense.

Net Cash Provided by (used in) Investing Activities

Net cash provided by investing activities was $5.3 million for the three months ended March 31, 2023 compared to $0.1 million of cash used for investing activities for the three months ended March 31, 2022. The increase in cash provided by investing activities of $5.4 million was due to the net proceeds from the maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4 thousand for the three months ended March 31, 2023 compared to $6 thousand for the three months ended March 31, 2022. The decrease in cash provided by financing activities was due to less proceeds from the exercise of stock options.

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

Management has concluded that there is substantial doubt regarding our ability to continue as a going concern based on our analysis under applicable accounting standards. Based on our current business plan, we anticipate that our cash, cash equivalents and short-term investment balance is sufficient to fund our operating expenses and capital expenditures into mid-second quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong. If, for any reason, our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing one or more of our research or development programs or may result in us being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially adversely affected.

Management’s plans to obtain resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements and short-term borrowings from banks, stockholders or other related parties, if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below and in our Quarterly Report on Form 10-Q/A filed with the SEC on November 2, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal controls over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Other than the litigation described below, our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

On March 17, 2023, we filed a complaint in the Court of Chancery of the State of Delaware against a former contract manufacturer alleging breach of contract. We alleged in our complaint that our former contract manufacturer breached our Master Clinical Supply Agreement (“MCSA”) by misrepresenting their ability to produce LYR-210 in accordance with our specifications and with a robust quality system in place, and failed to return certain customer materials and equipment as required under the MCSA. Our complaint seeks monetary damages and the return of equipment and materials that we own. On March 28, 2023, the contract manufacturer filed a motion to remove the case from the Chancery Court to the United States District Court for the District of Delaware. On April 26, 2023, the same contract manufacturer filed an answer and counterclaims to the Company’s March 17, 2023 complaint, alleging claims for breach of contract, breach of implied covenant of good faith and fair dealing, reasonable reliance, and negligent misrepresentation all relating to the parties relationship under the MCSA.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $16.2 million and $11.9 million for the three months ended March 31, 2023 and 2022, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

We currently operate with limited resources. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Based on our current operating plans, and without additional funding there is substantial doubt about our ability to continue as a going concern. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q for a discussion of our expected cash runway. This cash runway estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements, but there can be no assurances that such financing will continue to be available to us on satisfactory terms, or at all.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize any of our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which would adversely affect our business prospects. In addition, if we are unable to raise capital, we will also need to implement cost reductions, and any failure to effectively do so will harm our business, results of operations and future prospects. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, investors could lose all or part of their investment in our Company.

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

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

We identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 and as of and for the three and six months ended June 30, 2022. This material weakness, if not remediated, could adversely affect our business, our stock price and our ability to report our results of operations and financial condition accurately and in a timely manner

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

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

As described in Part I, Item 4 “Controls and Procedures”, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the LianBio License Agreement entered into with LianBio, which resulted in a restatement of our financial statements for the three months ended March 31, 2022 and the three and six months ended June 30, 2022. In connection with such restatement, our management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of March 31, 2023.

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

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates in selected geographic territories or for selected patient populations. For example, in May 2021, and as amended on September 26, 2022, we entered into the LianBio License Agreement to develop and commercialize LYR-210 in the Territory. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration or successfully maintain a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed or existing collaboration and the proposed or existing collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. The terms of any existing or additional collaborations or other arrangements that we may establish may not be favorable to us.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex, and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Serious adverse events, or SAEs, or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our clinical trials or pre-clinical studies could reveal a high and unacceptable severity and prevalence of side effects, toxicities, or unexpected characteristics, including death. For example, in our Phase 1 clinical trial for our most advanced product candidate, LYR-210, there was one SAE in the active group (acute myocardial infarction), which was considered not related to LYR-210. For more information, see “Business—LYR-210 for the Treatment of CRS—Overview of Our Clinical Development for LYR-210" in our Annual Report on Form 10-K filed on March 29, 2023.

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

Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with research, development, regulatory, manufacturing, quality assurance, and other pharmaceutical functions and commercialization, could include intentional, reckless, or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, the European Medicines Agency, or the EMA, and other similar regulatory authorities, including those laws that require the reporting of true, complete, and accurate information to such authorities; or (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse, and other healthcare laws and regulations. Specifically, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of pre-clinical studies or clinical trials, creation of fraudulent data in pre-clinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include

•
our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
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
•
import and/or export regulations and licensing requirements;
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

Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any current or future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration, which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

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

In addition, recent court rulings in cases such as Association for Molecular Pathology v. Myriad Genetics, Inc., BRCA1- &BRCA2-Based Hereditary Cancer Test Patent Litigation, and Promega Corp. v. Life Technologies Corp. have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs, and sales, marketing, and distribution over the next few years. As of March 31, 2023, we had 64 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Litigation could be costly and time-consuming and could result in additional liabilities.

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business or otherwise, such as claims brought by us against, vendors or collaborators, and/or claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients, or vendors of our customers, or stockholders. On March 17, 2023, we filed a complaint in the Court of Chancery in the State of Delaware against a former contract manufacturer alleging breach of contract. We alleged in our complaint that our former contract manufacturer breached our Master Clinical Supply Agreement (“MCSA”) by misrepresenting their ability to produce LYR-210 in accordance with our specifications and with a robust quality system in place, and failed to return certain customer materials and equipment as required under the MCSA. See Part II, Item 1, Legal Proceedings, for more information.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of approximately 31.8 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the ninth amended and restated investor rights agreement between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have taken advantage of reduced reporting burdens in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023. In particular, in our latest Annual Report on Form 10-K, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.

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

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from disclosing certain executive compensation information and three years of financial statements. We are also exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

General Risk Factors

We have incurred and expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

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

Unstable global, political or economic conditions may have serious adverse consequences on our business, financial condition and share price.

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

None.

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

LYRA THERAPEUTICS, INC.

Date: May 12, 2023	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)