Form 10-Q
period 2023-06-30
Lyra Therapeutics, Inc.
filed 2023-08-08
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 49,545,559 shares of common stock, $0.001 par value per share, outstanding.

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

•
our plans to develop, manufacture, and commercialize our product candidates;
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
•
the impact of laws and regulations;
•
potential pandemics and the evolving COVID-19 pandemic;
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
•
we currently manufacture clinical materials in-house, but we may rely on third parties for the manufacture of materials for our research programs, pre-clinical studies and clinical trials and we do not have long-term contracts with any of these parties. Any inability to scale up our internal manufacturing capabilities, successfully transfer our manufacturing process to our in-house facility, or our continued reliance on third parties for certain aspects of the manufacturing process, increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$54,361	$32,550
Short-term investments	61,789	65,344
Restricted cash	303	—
Prepaid expenses and other current assets	1,800	2,935
Total current assets	118,253	100,829
Property and equipment, net	560	2,243
Operating lease right-of-use assets	1,420	2,223
Restricted cash	1,089	1,392
Other assets	4,353	3,281
Total assets	$125,675	$109,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,188	$2,616
Accrued expenses and other current liabilities	6,738	9,030
Operating lease liabilities	1,688	1,549
Deferred revenue	1,497	1,275
Total current liabilities	14,111	14,470
Operating lease liabilities, net of current portion	—	667
Deferred revenue, net of current portion	12,987	14,077
Total liabilities	27,098	29,214
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 49,545,039 and 31,827,659 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	50	32
Additional paid-in capital	379,102	329,387
Accumulated other comprehensive income (loss), net of tax	(27)	10
Accumulated deficit	(280,548)	(248,675)
Total stockholders’ equity	98,577	80,754
Total liabilities and stockholders’ equity	$125,675	$109,968

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$458	$525	$868	$993

Operating expenses:
Research and development	10,799	10,793	23,395	19,298
General and administrative	4,570	4,132	9,697	8,020
Loss on impairment of long-lived assets	1,592	—	1,592	—
Total operating expenses	16,961	14,925	34,684	27,318
Loss from operations	(16,503)	(14,400)	(33,816)	(26,325)
Other income:
Interest income	897	34	1,969	48
Total other income	897	34	1,969	48
Loss before income tax expense	(15,606)	(14,366)	(31,847)	(26,277)
Income tax expense	(12)	—	(26)	—
Net loss	(15,618)	(14,366)	(31,873)	(26,277)
Other comprehensive income:
Unrealized holding loss on short-term investments, net of tax	(15)	—	(37)	—
Comprehensive loss	$(15,633)	$(14,366)	$(31,910)	$(26,277)
Net loss per share attributable to common stockholders— basic and diluted	$(0.36)	$(0.42)	$(0.79)	$(1.12)
Weighted-average common shares outstanding— basic and diluted	43,676,387	33,946,428	40,273,472	23,535,442

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income, net of tax	Deficit	Equity
Balance at December 31, 2021	13,007,178	$13	$227,700	$—	$(193,397)	$34,316
Exercise of common stock options	2,718	—	8	—	—	8
Stock-based compensation	—	—	844	—	—	844
Net loss	—	—	—	—	(11,911)	(11,911)
Balance at March 31, 2022	13,009,896	$13	$228,552	$—	$(205,308)	$23,257
Issuance of common stock and pre-funded warrants, net of issuance costs of $4,244	18,815,159	19	96,232	—	—	96,251
Issuance of common stock upon RSU vesting	1,302	—	—	—	—	—
Stock-based compensation	—	—	1,107	—	—	1,107
Net loss	—	—	—	—	(14,366)	(14,366)
Balance at June 30, 2022	31,826,357	$32	$325,891	$—	$(219,674)	$106,249

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss, net of tax	Deficit	Equity
Balance at December 31, 2022	31,827,659	$32	$329,387	$10	$(248,675)	$80,754
Exercise of common stock options	2,115	—	4	—	—	4
Issuance of common stock upon RSU vesting	7,041	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	1,610	—	—	1,610
Net loss	—	—	—	—	(16,255)	(16,255)
Balance at March 31, 2023	31,836,815	$32	$331,001	$(12)	$(264,930)	$66,091
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,332	17,652,962	$18	$46,650	—	—	$46,668
Exercise of common stock options	55,262	—	97	—	—	97
Unrealized loss on available-for-sale securities				(15)	—	(15)
Stock-based compensation	—	—	1,354	—	—	1,354
Net loss	—	—	—	—	(15,618)	(15,618)
Balance at June 30, 2023	49,545,039	$50	$379,102	$(27)	$(280,548)	$98,577

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,873)	$(26,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,964	1,951
Depreciation expense	261	566
Impairment of long-lived assets	1,592	—
Net amortization of premium on short-term investments	(1,352)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,135	788
Operating lease right-of-use assets	803	495
Other assets	(2,527)	(949)
Accounts payable	3,189	(1,639)
Accrued expenses and other current liabilities	(2,928)	1,207
Operating lease liabilities	(528)	(524)
Deferred revenue	(868)	4,007
Net cash used in operating activities	(30,132)	(20,375)
Cash flows from investing activities:
Purchases of property and equipment	(116)	(107)
Purchases of short-term investments	(29,930)	—
Maturity of short-term investments	34,800	—
Net cash provided by (used in) investing activities	4,754	(107)
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants, net of issuance costs	50,000	100,495
Payment of deferred offering costs	(2,912)	(4,010)
Proceeds from exercise of stock options	101	8
Net cash provided by financing activities	47,189	96,493
Net increase in cash, cash equivalents and restricted cash	21,811	76,011
Cash, cash equivalents and restricted cash, beginning of period	33,942	46,076
Cash, cash equivalents and restricted cash, end of period	$55,753	$122,087

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$54	$6
Other assets included in accounts payable and other current liabilities	$505	$—
Deferred offering costs included in accounts payable and accrued expenses	$420	$236

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Lyra Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company focused on the development and commercialization of therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. The Company’s proprietary technology is designed to consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. The Company’s product candidates, LYR-210 and LYR-220, are bioresorbable polymeric implants designed to be administered in a brief, non-invasive, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. The Company was incorporated as a Delaware corporation on November 21, 2005 and is located in Watertown, Massachusetts. On July 16, 2018, the Company formally changed its name from 480 Biomedical, Inc. to Lyra Therapeutics, Inc.

The Company is subject to risks common to companies in the therapeutics and pharmaceutical industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, reliance on third-party manufacturers, the ability to transition from pilot-scale manufacturing to large-scale production of products and the need to obtain adequate additional financing to fund the development of its product candidates.

From inception through June 30, 2023, the Company has raised an aggregate of $397.0 million to fund its operations primarily from the equity financings, government grants and its License and Collaboration Agreement with LianBio discussed in Note 6.

On May 25, 2023, the Company entered into a Securities Purchase Agreement, ( the “Purchase Agreement”), with the purchasers named therein (the “Investors”), pursuant to which the Company agreed to sell securities to the Investors in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of: (i) an aggregate of 17,652,962 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and pre-funded warrants to purchase up to 2,408,188 shares of Common Stock (the “Pre-Funded Warrants”), with an exercise price of $0.001 per share, and (ii) accompanying warrants to purchase up to 10,030,575 shares of Common Stock (the “Purchase Warrants”), with an exercise price of $2.673 per share, for aggregate gross proceeds of approximately $50.0 million, before deducting private placement expenses. Each Share (or Pre-Funded Warrant to purchase one share) was issued with an accompanying Purchase Warrant to purchase one-half of one share, and the combined effective purchase price per Share (or Pre-Funded Warrant to purchase one share) and accompanying Purchase Warrant to purchase one-half of one share was $2.4925 (less the exercise price of the Pre-Funded Warrant, if applicable). Each Pre-Funded Warrant was exercisable immediately and will expire on May 31, 2028. Each Purchase Warrant will be exercisable at any time on or after November 30, 2023 and will expire on November 30, 2028.

The closing of the Private Placement occurred on May 31, 2023.

The Company has incurred recurring net losses since inception and has an accumulated deficit of approximately $280.5 million at June 30, 2023. The Company expects to continue to generate operating losses for the foreseeable future. At June 30, 2023, the Company had approximately $54.4 million of cash and cash equivalents and $61.8 million of short-term investments.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company believes its cash and cash equivalents and short-term investments as of June 30, 2023 will be sufficient to fund the Company’s operating plan for a period of at least one year from the issuance date of the condensed consolidated financial statements.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations and its cash flows for the three and six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2023, other comprehensive income consisted of unrealized gains and losses, net of taxes from its short-term investments.

As the Company did not have any element of other comprehensive income or loss during the three and six months ended June 30, 2022, its comprehensive loss is equal to its net loss for the three and six months ended June 30, 2022.

Restricted Cash

The Company had restricted cash of approximately $1.4 million as of June 30, 2023 and December 31, 2022. These balances were held secured as of June 30, 2023 at one of the Company’s financial institution to secure the Company’s letters of credit for its facility leases.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$54,361	$32,550
Restricted cash	1,392	1,392
Total	$55,753	$33,942

Net Loss per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has included pre-funded warrants to purchase

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

7,408,188 shares of common stock at an exercise price of $0.001 in its computation of basic net loss per share based on the nominal exercise price. Diluted net loss per share is computed using the more dilutive of (a) the two-class method, or (b) treasury stock method, as applicable, to the potentially dilutive instruments. The weighted-average number of common shares outstanding gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, restricted stock units, and purchase warrants. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six Months Ended June 30,
	2023	2022
Stock options	5,871,813	4,017,726
Common stock warrants	10,030,575	—
Restricted stock units	243,703	42,353
Total	16,146,091	4,060,079

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

		Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2023
Assets:
Cash equivalents
Money market funds	$5,144	$5,144	—	—
Corporate debt securities	—	—	—	—
Total cash equivalents	$5,144	$5,144	$—	$—
Short-term investments:
US treasury bills	22,671	22,671	—	—
Corporate Bonds and U.S. Government Agency Securities	39,118	7,040	32,078	—
Total Short-term investments	$61,789	$29,711	$32,078	$—

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2022
Assets:

Cash equivalents
Money market funds	$22,580	$22,580	$—	$—
Corporate debt securities	7,089	2,098	4,991	—
Total cash equivalents	$29,669	$24,678	$4,991	$—
Short-term investments:
US treasury bills	2,966	2,966	—	—
Corporate Bonds and U.S. Government Agency Securities	62,378	4,732	57,646	—
Total Short-term investments	$65,344	$7,698	$57,646	$—

As of June 30, 2023, the Company’s cash equivalents were invested in money market funds which were valued based on Level 1 inputs. As of December 31, 2022, the Company’s cash equivalents were invested in money market funds which were valued based on Level 1 inputs, and highly liquid corporate debt securities which were valued based on level 2 inputs. As of June 30, 2023 and December 31, 2022, the Company's short-term investments consisted of U.S. treasury bills which were valued based on Level 1 inputs and Corporate Bonds and U.S. Government Agency Securities which were valued based on Level 2 inputs. In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data for Level 2 investments. All available-for-sale securities have contractual maturities of less than one year. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying consolidated financial statements that required Level 3 inputs.

The carrying values of the Company’s accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these liabilities and as such these are considered level 1 in the fair value hierarchy.

4. Stockholders’ Equity

May 2023 Financing

On March 27, 2023, the Company notified Jefferies LLC (“Jefferies”) of the termination of the Open Market Sales Agreement, dated May 11, 2021, between the Company and Jefferies.

On May 25, 2023, the Company entered into the Purchase Agreement, with the purchasers, pursuant to which the Company agreed to sell securities to the Investors in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of: (i) an aggregate of 17,652,962 Shares of the Company’s common stock and pre-funded warrants to purchase up to 2,408,188 shares of Common Stock, with an exercise price of $0.001 per share, and (ii) accompanying warrants to purchase up to 10,030,575 shares of Common Stock, with an exercise price of $2.673 per share, for aggregate gross proceeds of approximately $50.0 million, before deducting private placement expenses, or $46.7 million of net proceeds. Each Share (or Pre-Funded Warrant to purchase one share) was issued with an accompanying Purchase Warrant to purchase one-half of one share, and the combined effective purchase price per Share (or Pre-Funded Warrant to purchase one share) and accompanying Purchase Warrant to purchase one-half of one share was $2.4925 (less the exercise price of the Pre-Funded Warrant, if applicable). Each Pre-Funded Warrant was exercisable immediately and will expire on May 31, 2028. Each Purchase Warrant will be exercisable at any time on or after November 30, 2023 and will expire on November 30, 2028.

The closing of the Private Placement occurred on May 31, 2023. The Company filed a shelf registration statement on Form S-3 with the SEC on June 28, 2023 and it was declared effective on July 7, 2023.

There were no warrants exercised or expired during the six months ended June 30, 2023. The following table represents a summary of the warrants outstanding and exercisable as of June 30, 2023, all of which are equity-classified:

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

			Number of shares Underlying Warrants
Issue Date	Exercise Price	Expiration Date	Outstanding	Exercisable
April 13, 2022	$0.001	April 12, 2027	5,000,000	5,000,000
May 31, 2023	$0.001	May 31, 2028	2,408,188	2,408,188
May 31, 2023	$2.673	November 30, 2028	10,030,575	—
			17,438,763	7,408,188

April 2022 Financing

On April 13, 2022, the Company announced the closing of its private placement of common stock (or, in lieu thereof, pre-funded warrants to purchase common stock), resulting in gross proceeds of approximately $100.5 million (“the April 2022 Financing”). The Company received approximately $96.3 million in net proceeds after deducting estimated offering costs of $4.2 million. In the private placement, investors had the option to purchase either a) shares of the Company's common stock at a price of $4.22 per share, or (b) in lieu thereof, pre-funded warrants to purchase shares of the Company's common stock, with an exercise price of $0.001 per share, at a purchase price of $4.219 per share (for aggregate consideration equating to $4.22 per share). Accordingly, pursuant to the securities purchase agreement, (i) certain investors purchased an aggregate of 18,815,159 shares of common stock at the purchase price described in the foregoing sentence and (ii) certain investors purchased pre-funded warrants to purchase an aggregate of 5,000,000 shares of common stock, with the exercise price and at the purchase, in each case, described in the foregoing sentence. Each pre-funded warrant is exercisable immediately.

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

5. Stock-Based Compensation Expense

A summary of the restricted stock unit activity under the Plans for the six months ended June 30, 2023 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2022	28,212	$4.78
Granted	270,716	$2.85
Vested	(7,041)	$4.78
Forfeited	(48,184)	$2.93
Restricted stock units outstanding as of June 30, 2023	243,703	$3.00

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

A summary of the stock option activity under the Plans for the six months ended June 30, 2023 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,311,333	$7.07	8.2	$378
Granted	1,976,180	2.85
Exercised	(57,377)	1.75
Cancelled	(358,323)	8.13
Outstanding at June 30, 2023	5,871,813	$5.63	8.5	$3,090

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model in the case of the options granted to executive officers, with the following weighted-average assumptions for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.8%	3.2%	3.7%	2.5%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.1	2.1	6.0	3.3
Expected volatility	82.0%	80.6%	82.9%	80.7%

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended June 30, 2023 and 2022 was $2.24 and $3.73, respectively, and $2.07 and $3.24 for the six months ended June 30, 2023 and 2022.

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$287	$209	$571	$436
General and administrative	1,067	898	2,393	1,515
Total	$1,354	$1,107	$2,964	$1,951

Unrecognized share-based compensation related to stock-based options amounted to $9.9 million at June 30, 2023 and is expected to be recognized over a weighted average period of approximately 2.46 years. Unrecognized share-based compensation related to restricted stock units amounted to $0.7 million at June 30, 2023 and is expected to be recognized over a weighted average period of approximately 3.48 years.

At June 30, 2023, there were 1,182,286 shares available for grant under the Company’s 2020 Incentive Award Plan and 170,000 shares available for grant under the Company’s 2022 Inducement Award Plan.

6. Collaboration Agreement

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of June 30, 2023, as all milestone amounts were fully constrained based on the probability of achievement.

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

There were no changes in the transaction price from December 31, 2022 to June 30, 2023. The following table reflects the transaction price (in thousands):

As of June 30, 2023
Post-Milestone
Combined Performance Obligation	$11,862
Development Activities Performance Obligation	5,138
Total	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of June 30, 2023
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2022	$11,748	$3,604	$15,352
Milestone	—	—	—
Revenue recognized	—	(868)	(868)
Deferred revenue at June 30, 2023	$11,748	$2,736	$14,484

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

7. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. The Company recorded an income tax expense of $12,000 for the three months ended June 30,

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

2023 and $26,000 for the six months ended June 30, 2023. No income tax expense was recorded as of the three and six months ended June 30, 2022.

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

The Company maintains a letter of credit of approximately $0.3 million securing its obligations under the operating lease, which is included as restricted cash in the consolidated balance sheets. Rent expense is recognized on a straight-line basis over the terms of occupancy.

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

As of June 30, 2023, the lease was not recorded on the condensed consolidated balance sheet as the facility is under construction. As payments are made by the Company relating to landlord-owned leasehold improvements, they will be recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company plans to reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but the prepayment will not be included in the measurement of the lease liability. As of June 30, 2023, approximately $3.4 million of prepaid rent was recorded in other assets. The lease will be recorded as a component of the Company’s right-of-use asset and operating lease liabilities when the lease commencement date occurs.

The Company provided a letter of credit in the amount of $1.1 million as a security for the lease, which expires on April 1, 2024, at which point the letter will automatically renew each calendar year up to but not beyond July 31, 2033. The cash securing the letter of credit is classified as restricted cash on the consolidated balance sheet.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost:
Operating lease cost	$444	$264	$888	$528
Variable lease cost	248	1,996	494	2,874
Total lease cost	$692	$2,260	$1,382	$3,402

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building and variable lease costs associated with the Company’s CMO embedded lease arrangement. During the three and six months ended June 30, 2023, the Company recorded no costs as research and development expense related to the CMO embedded lease compared to $1.8 million and $2.5 million in the comparable period of the prior year, respectively.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of June 30, 2023
Weighted-average remaining lease term (in years)	0.8
Weighted-average discount rate	8.2%

9. Commitments and Contingencies

On May 10, 2023, the Company filed a complaint in the Superior Court of the State of Delaware against a former contract manufacturer alleging breach of contract. The Company alleged in its complaint that its former contract manufacturer breached the Master Clinical Supply Agreement (“MCSA”) by misrepresenting their ability to produce LYR-210 in accordance with the Company’s specifications and with a robust quality system in place, and failed to return certain customer materials and equipment as required under the MCSA. The Company’s complaint seeks monetary damages and the return of equipment and materials that the Company owns. On June 1, 2023, the same contract manufacturer filed an answer and counterclaims to the Company’s May 10, 2023 complaint, alleging claims for breach of contract in excess of $7 million, as well as claims for breach of implied covenant of good faith and fair dealing, promissory estoppel, and declaratory judgment all relating to the parties’ relationship under the MCSA. On June 21, 2023, the Company filed a partial motion to dismiss the contract manufacturer’s claims for breach of the implied covenant of good faith and fair dealing and promissory estoppel.

10. Subsequent Events

On July 12, 2023, the Company amended its Watertown lease agreement to extend the expiration date of the term of the lease from April 30, 2024 to April 30, 2027 at a base rent equal to $95.67 per rentable square foot per year. Under the terms of the amended lease, the Company no longer has the right to terminate the lease after January 1, 2024.

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

Overview

We are a clinical-stage biotechnology company focused on the development and commercialization of therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. Our proprietary technology is designed to consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. Our product candidates, LYR-210 and LYR-220, are bioresorbable nasal implants designed to be administered in a brief, non-invasive, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. The drug embedded within LYR-210 and LYR-220 is mometasone furoate, or MF, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States.

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

LYR-220, our second pipeline product candidate, is in Phase 2 development for CRS patients who have undergone a prior sinus surgery but continue to have persistent disease. LYR-220 is also designed to utilize MF, and employs a larger implant designed for patients whose nasal cavity is enlarged due to sinus surgery. In November 2021, we initiated the Phase 2 BEACON clinical trial for LYR-220 which is a controlled, randomized, parallel-group study to evaluate safety, tolerability, pharmacokinetics, and efficacy comparing two designs of LYR-220 to control over a 24-week period in approximately 40 symptomatic adult CRS subjects who have had a prior bilateral sinus surgery. The trial consists of two parts – Part 1 is designed to assess the feasibility of placement and procedural refinements in up to 10 patients who receive one of two designs of LYR-220; in Part 2, approximately 40 patients are randomized 1:1 to receive either one of two designs of LYR-220 or sham procedure. The primary endpoint of the trial is incidence of product-related unexpected serious adverse events. Other safety endpoints include incidence of serious and non-serious adverse events, new or worsening of abnormal clinically significant findings in lab values, ophthalmology exams, and nasal endoscopies. Efficacy endpoints include change from baseline in 3CS, SNOT-22 and other CRS symptoms, CFBL in ethmoid opacification by CT, and use of rescue treatments.

In September 2022, we announced positive initial data from the Part 1, non-randomized portion of the BEACON trial, demonstrating the feasibility and tolerability of LYR-220 placement bilaterally in this patient population. All six patients were treated for at least six weeks and no serious or unexpected product-related adverse events have been reported. Enrollment is complete in the Part 2, randomized stage of the BEACON trial.

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

From inception through June 30, 2023, we have raised an aggregate of $397.0 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our sale of common stock and pre-funded warrants in April 2022, or the April 2022 Financing, $46.7 million were net proceeds from our sale of common stock, warrants, and pre-funded warrants in May 2023, or the May 2023 Financing, $57.3 million were net proceeds from our initial public offering, or IPO, in May 2020, $16.8 million were gross proceeds from government contracts and $17.0 million were gross proceeds from our license and collaboration agreement.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $15.6 million and $14.4 million for the three months ended

June 30, 2023 and 2022, respectively, and $31.9 million and $26.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $280.5 million. We anticipate that our expenses will increase significantly as we:

•
scale our in-house manufacturing capabilities and processes for our clinical materials;
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

As of June 30, 2023, we had cash and cash equivalents totaling $54.4 million and short-term investments totaling $61.8 million. Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform, and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

Based on our current business plan, we anticipate that our cash, cash equivalents and short-term investment balance is sufficient to fund our operating expenses and capital expenditures into the first quarter of 2025. See “Liquidity and Capital Resources” for more information.

We have experienced net losses since our inception and expect to incur increased costs as we progress our product candidates through clinical development. We will need additional financing to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to obtain funding as and when needed would have a negative impact on our financial condition and ability to pursue our business strategies. If we are unable to obtain funding when needed, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our prospects, or we may be unable to continue operations. We will need to generate significant revenue to achieve profitability, and may never do so.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have recognized $2.5 million of collaboration revenue from our LianBio License Agreement.

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
•
expenses incurred in connection with the pre-clinical and clinical development of our product candidates, including under agreements with CROs, investigative sites, and consultants;
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

Our research and development expenses consist primarily of costs such as employee compensation, consulting fees, fees paid to CMOs and CRO expenses in connection with our pre-clinical and clinical development activities. We typically use our employee and infrastructure resources across our development programs and we do not allocate personnel costs and other internal costs to specific product candidates or development programs with the exception of the costs to manufacture our product candidates.

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

The successful development of LYR-210, LYR-220, and other potential future product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of these product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of pre-clinical studies, clinical trials, and development of our product candidates will depend on a variety of factors, including:

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
•
Developing and scaling up an internal manufacturing process that is compliant with current Good Manufacturing Practices, or cGMPs, or making arrangements with CMOs for third-party clinical and commercial manufacturing to obtain sufficient supply of our product candidates;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Dollar
	2023	2022	Change
Collaboration revenue	$458	$525	$(67)

Operating expenses:
Research and development	10,799	10,793	6
General and administrative	4,570	4,132	438
Loss on impairment of long-lived assets	1,592	—	1,592
Total operating expenses	16,961	14,925	2,036
Loss from operations	(16,503)	(14,400)	(2,103)
Other income:
Interest income	897	34	863
Total other income	897	34	863
Loss before income tax expense	(15,606)	(14,366)	(1,240)
Income tax expense	(12)	—	(12)
Net loss	$(15,618)	$(14,366)	$(1,252)

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2023 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. This remained relatively consistent period over period.

Research and Development Expenses

Research and development expenses remained consistent at $10.8 million for the three months ended June 30, 2023 and the three months ended June 30, 2022.

The composition of research and development expenses changed for the three months ended June 30, 2023 resulting from increased clinical development costs of $1.2 million as we continued to enroll patients in our ENLIGHTEN I and ENLIGHTEN II Phase 3 clinical trials, increased employee related costs of $0.7 million as we increased our headcount to support increased research and development activities, and increased allocated overhead costs of $0.2 million. These increases were partially offset by decreased product development and manufacturing costs of $1.5 million related to bringing production efforts in-house, decreased depreciation costs of $0.3 million, decreased professional and consulting costs of $0.2 million and decreased software license and support costs of $0.1 million.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million to $4.6 million for the three months ended June 30, 2023 from $4.1 million for the three months ended June 30, 2022.

The increase in general and administrative expenses for the three months ended June 30, 2023 was primarily attributable to increased employee related costs of $0.5 million, of which $0.2 million was related to stock-based compensation, as well as the increase in support costs of $0.3 million, and the increase in professional and consulting costs of $0.1 million. This increase was partially offset by decreased public company-related costs of $0.4 million and decreased allocated overhead costs of $0.2 million.

Loss on Impairment of Long-Lived Assets

During the three months ended June 30, 2023 we recognized $1.6 million related to loss on impairment on long-lived assets. In October 2022, we terminated an agreement with a contract manufacturer. During the second quarter of 2023 we identified certain assets that we do not anticipate receiving the benefit of in the future and have accordingly impaired the respective assets. The Company did not previously take an impairment on assets as the Company was attempting to seek a return of the assets via a legal proceeding, but was unsuccessful in this portion of its case. Thereafter, the Company determined to replace the assets in order to maintain its clinical timeline.

Interest Income

Interest income increased by $0.9 million to $0.9 million for the three months ended June 30, 2023. This increase was primarily attributable to interest earned on the Company’s short-term investments during the three months ended June 30, 2023 as the Company did not have any short-term investments as of June 30, 2022.

Income Tax Expense

During the three months ended June 30, 2023 we recorded an income tax expense of $12,000 related to our Massachusetts Securities Corporation. During the three months ended June 30, 2023 and 2022, we did not record a benefit related to our operating losses due to uncertainty regarding our future taxable income.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Dollar
	2023	2022	Change
Collaboration revenue	$868	$993	$(125)

Operating expenses:
Research and development	23,395	19,298	4,097
General and administrative	9,697	8,020	1,677
Loss on impairment of long-lived assets	1,592	—	1,592
Total operating expenses	34,684	27,318	7,366
Loss from operations	(33,816)	(26,325)	(7,491)
Other income:
Interest income	1,969	48	1,921
Total other income	1,969	48	1,921
Loss before income tax expense	(31,847)	(26,277)	(5,570)
Income tax expense	(26)	—	(26)
Net loss	$(31,873)	$(26,277)	$(5,596)

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2023 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. This remained relatively consistent period over period.

Research and Development Expenses

Research and development expenses increased by $4.1 million to $23.4 million for the six months ended June 30, 2023 from $19.3 million for the six months ended June 30, 2022.

The increase in research and development expenses for the six months ended June 30, 2023 was primarily attributable to increased clinical development costs of $3.8 million as we continued to enroll patients in our ENLIGHTEN I Phase 3 clinical trial and our ENLIGHTEN II clinical trial, employee related costs of $2.1 million as we increased our headcount to support increased research and development activities and increased allocated overhead costs of $0.5 million. These increases were partially offset by decreased product development and manufacturing costs of $1.4 million, professional and consulting costs of $0.4 million, depreciation costs of $0.3 million, and software license and support costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million to $9.7 million for the six months ended June 30, 2023 from $8.0 million for the six months ended June 30, 2022.

The increase in general and administrative expenses for the six months ended June 30, 2023 was primarily attributable to increased employee related costs of $1.4 million, of which $0.9 million was related to stock-based compensation, as well as the increase in support costs of $0.7 million, write-off of deferred financing costs of $0.4 million, and the increase in professional and consulting fees of $0.3 million. This increase was partially offset by decreased public company-related costs of $0.7 million and decreased allocated overhead costs of $0.5 million.

Loss on Impairment of Long-Lived Assets

During the six months ended June 30, 2023 we recognized $1.6 million related to loss on impairment of long-lived assets. In October 2022, we terminated an agreement with a contract manufacturer. During the second quarter of 2023 we identified certain assets that we do not anticipate receiving the benefit of in the future and have accordingly impaired the respective assets. The Company did not previously take an impairment on assets as the Company was attempting to seek a return of the assets via a legal proceeding, but was unsuccessful in this portion of its case. Thereafter, the Company determined to replace the assets in order to maintain its clinical timeline.

Interest Income

Interest income increased by $2.0 million to $2.0 million for the six months ended June 30, 2023. This increase was primarily attributable to interest earned on the Company’s short-term investments during the six months ended June 30, 2023 as the Company did not have any short-term investments as of June 30, 2022.

Income Tax Expense

During the six months ended June 30, 2023 we recorded an income tax expense of $26,000 related to our Massachusetts Securities Corporation. During the six months ended June 30, 2023 and 2022, we did not record a benefit related to our operating losses due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through June 30, 2023 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $46.7 million from our May 2023 Financing, net proceeds of $96.3 million from our April 2022 Financing, net proceeds of $57.3 million from our IPO, $16.8 million from government contracts and $17.0 million of gross proceeds from our license and collaboration agreement. The following table provides information regarding our total cash and cash equivalents and short-term investments at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$54,361	$32,550
Short-term investments	61,789	65,344
Total	$116,150	$97,894

We currently have an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021, or the Form S-3, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of June 30, 2023, we have not sold any securities under the Form S-3.

We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(30,132)	$(20,375)
Net cash provided by (used in) investing activities	4,754	(107)
Net cash provided by financing activities	47,189	96,493
Net increase in cash, cash equivalents and restricted cash	$21,811	$76,011

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $30.1 million for the six months ended June 30, 2023, primarily resulting from our net loss of $31.9 million and cash used by changes in our operating assets and liabilities of $1.7 million, partially offset by non-cash adjustments of $3.5 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses. Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2023 consisted primarily of a decrease of $1.4 million in prepaid expenses and other assets and a $0.9 million decrease in deferred revenue, partially offset by a $0.3 million increase in accounts payable and accrued expenses and a $0.3 million decrease in net operating lease assets. Our net non-cash charges during the six months ended June 30, 2023 primarily consisted of $3.0 million of share-based compensation expense, $0.3 million of depreciation expense and $1.6 million of impairment of long-lived assets, which were partially offset by $1.4 million of net amortization of premiums on short-term investments.

Net cash used in operating activities was $20.4 million for the six months ended June 30, 2022, primarily resulted from our net loss of $26.3 million partially offset by cash provided by changes in our operating assets and liabilities of $3.4 million partially offset by non-cash charges of $2.5 million. Our net loss was primarily attributed to research and development activities, and our general and administrative expenses. Net cash provided by our operating assets and liabilities during the six months ended June 30, 2022 consisted primarily of an increase of $4.0 million of deferred revenue due to payments received under our License and Collaboration agreement, partially offset by a decrease in accounts payable and accrued expenses of $0.4 million and an increase of $0.2 million of prepaid expenses and other assets. Our net non-cash charges of $2.5 million during the six months ended June 30, 2022 primarily consisted of $1.9 million of stock-based compensation expense and $0.6 million of depreciation expense.

Net Cash Provided by (Used In) Investing Activities

Net cash provided by investing activities was $4.7 million for the six months ended June 30, 2023 compared to $0.1 million of cash used for investing activities for the six months ended June 30, 2022. The increase in cash provided by investing activities of $4.7 million was due to the net proceeds from the maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $46.8 million for the six months ended June 30, 2023 compared to $96.5 million for the six months ended June 30, 2022. On May 31, 2023, the Company issued an aggregate of 17,652,962 shares of common stock, immediately exercisable warrants to purchase up to 2,408,188 shares of common stock at an exercise price of $0.001 per share, and warrants to purchase up to 10,030,575 shares of common stock at an exercise price of $2.673 per share, which are exercisable at any time commencing on November 30, 2023, for net proceeds of $46.8 million of which $0.4 million are non-cash payments. In April 2022, the Company issued common stock and common stock warrants for net proceeds of $96.5 million.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development for, scale our in-house manufacturing capabilities for, initiate later stage clinical trials for, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Based on our current business plan, we anticipate that our cash, cash equivalents and short-term investment balance is sufficient to fund our operating expenses and capital expenditures into the first quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong. If, for any reason, our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing one or more of our research or development programs or may result in us being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially adversely affected.

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

Our future capital requirements will depend on many factors, including:

•
the costs of conducting current and future clinical trials of LYR-210 and LYR-220;

•
the costs of manufacturing and testing additional material for one or more pivotal Phase 3 clinical trials of LYR-210 and a Phase 2 clinical trial of LYR-220 as well as potential future clinical studies we might conduct for our other product candidates or partners;
•
the costs of scaling up our manufacturing process and supply chain capacity to provide sufficient quantities of LYR-210 and LYR-220 for the potential commercialization of LYR-210 and LYR-220 if our clinical development program is successful and we obtain marketing approval;
•
the scope, progress, results, and costs of discovery, pre-clinical development, laboratory testing, and clinical trials for other potential product candidates we may develop, if any;
•
the costs, timing, and outcome of regulatory review of our product candidates;
•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
•
the costs and timing of future commercialization activities, including cost of goods, product sales, marketing, manufacturing, and distribution, for any of our product candidates for which we receive marketing approval;
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
•
the costs of operating as a public company; and
•
the cost of potential business interruptions resulting from COVID-19 or other pandemics.

Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below and in our Quarterly Report on Form 10-Q/A filed with the SEC on November 2, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Remediation Process

We have evaluated the material weakness and developed and implemented a plan of remediation to strengthen the effectiveness of the design and operation of our internal control environment. Our remediation plan includes the following actions:

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

The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements to the internal controls around complex nonrecurring transactions. As of June 30, 2023, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness, however until we are able to test the operational effectiveness of the controls, the material weakness will not be remediated.

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Other than the legal proceeding described below, our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

On May 10, 2023, we filed a complaint in the Superior Court of the State of Delaware against a former contract manufacturer alleging breach of contract. We alleged in our complaint that our former contract manufacturer breached our Master Clinical Supply Agreement (“MCSA”) by misrepresenting their ability to produce LYR-210 in accordance with our specifications and with a robust quality system in place, and failed to return certain customer materials and equipment as required under the MCSA. Our complaint seeks monetary damages and the return of equipment and materials that we own. On June 1, 2023, the same contract manufacturer filed an answer and counterclaims to the Company’s May 10, 2023 complaint, alleging claims for breach of contract in excess of $7 million, as well as claims for breach of implied covenant of good faith and fair dealing, promissory estoppel, and declaratory judgment all relating to the parties’ relationship under the MCSA. On June 21, 2023, we filed a partial motion to dismiss the contract manufacturer’s claims for breach of the implied covenant of good faith and fair dealing and promissory estoppel.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $15.6 million and $14.4 million for the three months ended June 30, 2023 and 2022, respectively, and $31.9 million and $26.3 million for the six months ended June 30, 2023 and 2022, respectively. . In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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
•
implement additional internal manufacturing capabilities, systems and infrastructure; and
•
operate as a public company.

Furthermore, our ability to successfully develop, commercialize, and license our products and generate product revenue is subject to substantial additional risks and uncertainties. Each of our product candidates will require additional pre-clinical and/or clinical development, potential regulatory approval in multiple jurisdictions, the development of or securing of manufacturing supply, capacity, and expertise, the use of external vendors, the building of a manufacturing and commercial organization, substantial investment, and significant marketing efforts before we generate any revenue from product sales. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the foreseeable future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the clinical development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing cost-effective manufacturing, generating sales, and achieving market acceptance of our products and marketing infrastructure to commercialize our product candidates for which we obtain approval; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

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

Based on our current business plan, we anticipate that our cash, cash equivalents and short-term investment balance is sufficient to fund our operating expenses and capital expenditures into the first quarter of 2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LYR-210 and LYR-220 is highly uncertain, we are unable to estimate the actual funds we will require for development, approval, and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the scope and results of our pre-clinical studies and clinical trials, including any unforeseen costs we may incur as a result of pre-clinical study or clinical trial delays;
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

Depending on our business performance, the economic climate, and market conditions, we may be unable to raise additional funds through any sources. Market volatility could also adversely impact our ability to access capital as and when needed. If we are unable to obtain adequate funding on a timely basis, we may be required to curtail or discontinue one or more of our development programs for LYR-210 or LYR-220, or to reduce our operations. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preference over those of our existing common stock.

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

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for, and successfully commercialize our most advanced product candidate, LYR-210. We currently have no products that are approved for commercial sale and have not completed the development of any product candidates, and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to LYR-210, which will require additional clinical development and potential additional pre-clinical development, management of clinical and medical affairs and manufacturing activities, regulatory approval in multiple jurisdictions, the securing of manufacturing supply, the building of a manufacturing and commercial organization, substantial investment, and significant marketing efforts before we can generate any revenues from any commercial sales. We cannot be certain that LYR-210 will be successful in ongoing or future clinical trials, receive regulatory approval, or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market LYR-210 from the FDA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized, profitable, widely accepted in the marketplace, or more effective than other commercially available alternatives. Nor can we be certain that, if and when approved, the safety and efficacy profile of LYR-210 or our other product candidates will be consistent with the profiles observed in clinical trials.

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

Moreover, while we leveraged remote electronic data collection to enable us to complete the clinical assessments and generate sufficient information in our Phase 2 LANTERN clinical trial to commence designing our Phase 3 clinical trial, there can be no assurance that the delays or disruptions will not hinder our electronic data collection or our ability to collect data or measurements requiring sinus imaging to assess reduction in inflammation and phlebotomy to assess pharmacokinetics/pharmacodynamics. For example, we were unable to enroll patients in our Phase 2 LANTERN clinical trial in the United States from whom we intended to collect certain additional pharmacokinetic data due to the COVID-19 pandemic, and as a result, we initiated a separate characterization study in September 2020, as a follow-on to our Phase 2 LANTERN clinical trial, in order to collect such data. The characterization study was a 56-day open label, multi-center, U.S. study of the PK and safety of LYR-210 in adult subjects with chronic rhinosinusitis. The primary objective of the study was to establish the PK profile of LYR-210. The study enrolled 24 patients, half of whom received LYR-210 2,500 µg and the other half received LYR-210 7,500 µg. The study indicated that both doses were safe and well tolerated, with the mean maximum plasma concentration, or Cmax, observed with the 7,500 µg dose well below the Cmax established for FDA-approved formulations of mometasone furoate, or MF. MF blood plasma levels observed during the PK study support LYR-210’s ability to deliver consistent and steady dosing over the entire treatment period. There can be no assurance that any future trial we may conduct will not be affected or further affected by other delays and disruptions.

If the required regulatory approvals for LYR-210 are not obtained or are significantly delayed, or any approved products are not commercially successful, our business, financial condition, and results of operations may be materially harmed.

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
•
government, IRB, or other regulatory delays or “clinical holds” requiring suspension or termination of the trials; and
•
business interruptions resulting from pandemics.
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

We currently manufacture our clinical products in-house, and expect to continue to do so in the future, and the inability to produce sufficient, high-quality products in-house could cause significant delays, an inability to meet future customer demand and reductions in revenue.

We recently transitioned our clinical manufacturing from a contract manufacturing organization, or CMO, to an in-house manufacturing facility at our Watertown headquarters to produce LYR-210 and LYR-220. We also plan to scale up our in-house manufacturing capabilities in a new facility in Waltham, Massachusetts. We have never completed a technical transfer process to an in-house facility, built, owned or operated a commercial manufacturing facility, and there is no guarantee that we will be successful doing so. We have also never scaled up a manufacturing process in-house, and as such, our efforts carry regulatory, financial and operational risks, which could impact the timing of our future commercial launch.

In addition, as we transition from late-stage clinical trials toward approval and commercialization, and as we transition our manufacturing processes from one facility to another, it is common that various aspects of the development program, such as manufacturing methods and equipment, are altered along the way in an effort to optimize cost of goods, processes and results. Such changes carry the risk that these manufacturing efforts will not achieve these successfully or in a cost-efficient manner, or that we will be subject to additional testing requirements by the FDA or other regulatory bodies. Slight deviations resulting from technology transfer, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems with our in-house manufacturing process could restrict our ability to meet our clinical and regulatory timelines, and market demand for our products.

We also may encounter problems hiring and retaining the experienced scientific, quality and manufacturing personnel needed to operate our clinical and commercial manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our manufacturing process or facilities, or that of our licensees and suppliers, could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional capital or capabilities.

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

On November 8, 2022, we announced a pause in enrollment of ENLIGHTEN II to align with internal manufacturing timelines for clinical trial supply. We re-started the trial in April of 2023 following a successful internal manufacturing campaign. We believe that focusing on our internal manufacturing capabilities reduces risk associated with technology transfer to third parties and increases our control over the process and associated costs.

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

Separately, in response to the COVID-19 pandemic the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to future COVID-19 related concerns, including providing guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As product candidates proceed through pre-clinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results or in the process of conducting technology transfer with contract manufacturers. In addition, we recently brought our clinical manufacturing process in-house, which required the purchase of new equipment, raw materials and other materials to ensure we could manufacture our products in accordance with cGMPs. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing or validation, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

Our computer systems, as well as those of our CROs and other contractors, vendors, suppliers, and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including the impacts of climate change), terrorism, war (including the war between Russia and Ukraine), and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs and our business. For example, the loss of pre-clinical studies or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential, or proprietary information, we could incur liability and the further development of LYR-210, LYR-220, or any other product candidate could be delayed.

In the ordinary course of our business, we directly or indirectly collect and store sensitive data, including intellectual property, confidential information, pre-clinical and clinical trial data, proprietary business information, personal data, and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure has been and, from time to time, may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance, or other disruptions. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with COVID-19. Although, to our knowledge, we have not experienced any material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings (including class actions), liability under laws that protect the privacy of personal information, or significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our business reputation and delay our clinical development of our product candidates.

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

For example, on May 10, 2023, we filed a complaint in the Superior Court of the State of Delaware against a former contract manufacturer alleging breach of contract. We alleged in our complaint that our former contract manufacturer breached our Master Clinical Supply Agreement (“MCSA”) by misrepresenting their ability to produce LYR-210 in accordance with our specifications and with a robust quality system in place, and failed to return certain customer materials and equipment as required under the MCSA. Our complaint seeks monetary damages and the return of equipment and materials that we own. On June 1, 2023, the same contract manufacturer filed an answer and counterclaims to the Company’s May 10, 2023 complaint, alleging claims for breach of contract in excess of $7 million, as well as claims for breach of implied covenant of good faith and fair dealing, promissory estoppel, and declaratory judgment all relating to the parties’ relationship under the MCSA. On June 21, 2023, we filed a partial motion to dismiss the contract manufacturer’s claims for breach of the implied covenant of good faith and fair dealing and promissory estoppel. See Part II, Item 1, Legal Proceedings, for more information.

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

If we, CROs, or other contractors or consultants fail to comply with applicable federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing, and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security, or reputational damage.

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

If either LYR-210 or LYR-220 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, or if we are unable to achieve an optimal cost of goods, we may not generate significant product revenues or become profitable. The degree of market acceptance of LYR-210 or LYR-220, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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
•
product labeling or product implant requirements of the FDA, the EMA, or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•
the prevalence and severity of any side effects; and
•
any restrictions on the use of our product together with other medications.

If our product candidates are approved, but do not achieve an adequate cost of goods or level of acceptance by physicians, healthcare payors, and patients, we may not generate sufficient revenue from these products, and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidates will depend on our ability to manufacture our products through third-party manufacturers, differentiate our products from competing products, and defend the intellectual property of our products.

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

If we are unable to successfully establish manufacturing, sales, marketing, and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing LYR-210 or LYR-220, if approved, and we may not be able to generate any revenue.

We do not have commercial infrastructure for the manufacturing, sales, marketing, or distribution of all of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so.

We expect to build our own focused manufacturing, sales, distribution, and marketing infrastructure to market LYR-210 and LYR-220 in the United States, if approved. There are significant expenses and risks involved with establishing our own manufacturing, sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal manufacturing, sales, marketing, and distribution capabilities could delay any product launch, which would adversely impact the commercialization of LYR-210. Additionally, if the commercial launch of LYR-210 or LYR-220 for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our product candidates on our own include

•
our ability to manufacture sufficient quantities of our products;
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

Risks Related to Our Dependence on Third Parties

We currently manufacture our clinical materials in-house, but we may rely on third parties for the manufacture of materials for our research programs, pre-clinical studies, and clinical trials and we do not have long-term contracts with any of these parties. Any inability to scale up our internal manufacturing capabilities, successfully transfer our manufacturing process to our in-house facility, or our continued reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

The term of any individual patent depends on applicable law in the country where the patent is granted. In the United States, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, but the life of a patent and, correspondingly, the protection it affords is limited. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For patents that are eligible for extension of patent term, we expect to seek extensions of patent terms in the United States and, if available, in other countries. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional equivalent indications approved during the period of extension). We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise, or failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and pre-clinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs, and sales, marketing, and distribution over the next few years. As of June 30, 2023, we had 73 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or additional material weaknesses, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. The identification of one or more material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

383 of the Internal Revenue Code of 1986, or IRC, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. The Company has performed an IRC 382 study during the year which resulted in identifying three separate ownership changes that occurred on March 31, 2006, January 17, 2020, and April 13, 2022. We performed an update assessment to our 382 analysis in conjunction with the May 2023 financing noting no ownership change. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity.

Unregistered Sale of Equity Securities

Other than as disclosed int he Company’s Current Report on Form 8-K filed on May 31, 2023, the Company has not sold equity securities in a transaction that is not registered under the Securities Act during the quarter ended June 30, 2023.

Issuer Purchases of Equity Securities

In the quarter ended June 30, 2023, the Company did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1	4.2	April 27, 2020	333-236962

4.2	Amendment No. 1 to Ninth Amended and Restated Investor Rights Agreement, dated as of May 25, 2023, by and among Lyra Therapeutics, Inc. and the Investors named therein.	8-K	4.1	May 25, 2023	001-39273

4.3	Form of Pre-Funded Warrant, together with a schedule of Pre-Funded Warrants, each dated as of May 31, 2023, issued by Lyra Therapeutics, Inc. to the Investors set forth on such schedule.	8-K	4.2	May 25, 2023	001-39273

4.4	Form of Purchase Warrant, together with a schedule of Purchase Warrants, each dated as of May 31, 2023, issued by Lyra Therapeutics, Inc. to the Investors set forth on such schedule.	8-K	4.3	May 25, 2023	001-39273

10.1	Seventh Amendment to Lease, dated July 12, 2023, by and between Lyra Therapeutics, Inc. and ARE-480 Arsenal Street, LLC.	8-K	10.1	July 12, 2023	001-39273

10.2	Securities Purchase Agreement, dated as of May 25, 2023, by and among Lyra Therapeutics, Inc. and the Investors named therein.	8-K	10.1	May 25, 2023	001-39273

10.3	Registration Rights Agreement, dated as of May 25, 2023, by and among Lyra Therapeutics, Inc. and the Investors named therein.	8-K	10.2	May 25, 2023	001-39273

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Date File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: August 8, 2023	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)