Form 10-Q
period 2023-09-30
Lyra Therapeutics, Inc.
filed 2023-11-07
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 52,563,127 shares of common stock, $0.001 par value per share, outstanding.

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
•
the impact of laws and regulations;
•
the impact of international terrorism, war and political unrest;
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
•
we have entered into a collaboration, and may enter into other collaborations, that place the development and commercialization of our product candidates outside our control, require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, our product candidates may not reach their full market potential;
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
•
we rely on third parties to conduct our pre-clinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to good clinical practices and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates;
•
if we are unable to obtain, maintain, or adequately protect our intellectual property rights, we may not be able to compete effectively in our markets;
•
if we lose key management or scientific personnel, cannot recruit or retain qualified employees, directors, officers, or other significant personnel, or experience increases in our compensation costs, our business may materially suffer;
•
the impact of international terrorism, political unrest and wars on our business, and
•
the impact of other events such as the COVID-19 pandemic may adversely impact our business and operations, including our clinical trials.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$24,850	$32,550
Short-term investments	77,700	65,344
Prepaid expenses and other current assets	2,370	2,935
Total current assets	104,920	100,829
Property and equipment, net	726	2,243
Operating lease right-of-use assets	6,074	2,223
Restricted cash	1,392	1,392
Other assets	7,463	3,281
Total assets	$120,575	$109,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,054	$2,616
Accrued expenses and other current liabilities	11,052	9,030
Operating lease liabilities	1,403	1,549
Deferred revenue	1,726	1,275
Total current liabilities	19,235	14,470
Operating lease liabilities, net of current portion	4,887	667
Deferred revenue, net of current portion	12,214	14,077
Total liabilities	36,336	29,214
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 49,545,559 and 31,827,659 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	50	32
Additional paid-in capital	380,395	329,387
Accumulated other comprehensive (loss) income, net of tax	(7)	10
Accumulated deficit	(296,199)	(248,675)
Total stockholders’ equity	84,239	80,754
Total liabilities and stockholders’ equity	$120,575	$109,968

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$544	$359	$1,412	$1,352

Operating expenses:
Research and development	12,368	10,048	35,763	29,346
General and administrative	5,003	5,137	14,700	13,157
Loss on impairment of long-lived assets	—	—	1,592	—
Total operating expenses	17,371	15,185	52,055	42,503
Loss from operations	(16,827)	(14,826)	(50,643)	(41,151)
Other income:
Interest income	1,192	60	3,161	108
Total other income	1,192	60	3,161	108
Loss before income tax expense	(15,635)	(14,766)	(47,482)	(41,043)
Income tax expense	(16)	—	(42)	—
Net loss	(15,651)	(14,766)	(47,524)	(41,043)
Other comprehensive income (loss):
Unrealized holding gain (loss) on short-term investments, net of tax	20	—	(17)	—
Comprehensive loss	$(15,631)	$(14,766)	$(47,541)	$(41,043)
Net loss per share attributable to common stockholders— basic and diluted	$(0.27)	$(0.40)	$(1.04)	$(1.47)
Weighted-average common shares outstanding— basic and diluted	56,953,685	36,826,364	45,894,643	28,014,434

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income, net of tax	Deficit	Equity
Balance at December 31, 2021	13,007,178	$13	$227,700	$—	$(193,397)	$34,316
Exercise of common stock options	2,718	—	8	—	—	8
Stock-based compensation	—	—	844	—	—	844
Net loss	—	—	—	—	(11,911)	(11,911)
Balance at March 31, 2022	13,009,896	$13	$228,552	$—	$(205,308)	$23,257
Issuance of common stock and pre-funded warrants, net of issuance costs of $4,244	18,815,159	19	96,232	—	—	96,251
Issuance of common stock upon RSU vesting	1,302	—	—	—	—	—
Stock-based compensation	—	—	1,107	—	—	1,107
Net loss	—	—	—	—	(14,366)	(14,366)
Balance at June 30, 2022	31,826,357	$32	$325,891	$—	$(219,674)	$106,249
Issuance of common stock upon RSU vesting	651	—	—	—	—	—
Stock-based compensation	—	—	1,739	—	—	1,739
Net loss	—	—	—	—	(14,766)	(14,766)
Balance at September 30, 2022	31,827,008	$32	$327,630	$—	$(234,440)	$93,222
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss, net of tax	Deficit	Equity
Balance at December 31, 2022	31,827,659	$32	$329,387	$10	$(248,675)	$80,754
Exercise of common stock options	2,115	—	4	—	—	4
Issuance of common stock upon RSU vesting	7,041	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	1,610	—	—	1,610
Net loss	—	—	—	—	(16,255)	(16,255)
Balance at March 31, 2023	31,836,815	$32	$331,001	$(12)	$(264,930)	$66,091
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,332	17,652,962	$18	$46,650	—	—	$46,668
Exercise of common stock options	55,262	—	97	—	—	97
Unrealized loss on available-for-sale securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	1,354	—	—	1,354
Net loss	—	—	—	—	(15,618)	(15,618)
Balance at June 30, 2023	49,545,039	$50	$379,102	$(27)	$(280,548)	$98,577
Issuance costs	—	—	$(150)	—	—	$(150)
Exercise of common stock options	520	—	2	—	—	2
Unrealized gain on available-for-sale securities	—	—	—	20	—	20
Stock-based compensation	—	—	1,441	—	—	1,441
Net loss	—	—	—	—	(15,651)	(15,651)
Balance at September 30, 2023	49,545,559	$50	$380,395	$(7)	$(296,199)	$84,239

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(47,524)	$(41,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,405	3,690
Depreciation expense	193	845
Impairment of long-lived assets	1,592	—
Net amortization of premium on short-term investments	(2,408)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	565	(172)
Operating lease right-of-use assets	1,080	747
Other assets	(3,240)	(787)
Accounts payable	3,985	(167)
Accrued expenses and other current liabilities	(625)	2,814
Operating lease liabilities	(857)	(796)
Deferred revenue	(1,412)	3,648
Net cash used in operating activities	(44,246)	(31,221)
Cash flows from investing activities:
Purchases of property and equipment	(260)	(136)
Purchases of short-term investments	(72,765)	—
Maturity of short-term investments	62,800	—
Net cash used in investing activities	(10,225)	(136)
Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants	50,000	100,495
Payment of deferred offering costs	(3,332)	(4,246)
Proceeds from exercise of stock options	103	8
Net cash provided by financing activities	46,771	96,257
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,700)	64,900
Cash, cash equivalents and restricted cash, beginning of period	33,942	46,076
Cash, cash equivalents and restricted cash, end of period	$26,242	$110,976

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$8	$—
Modification of lease agreement	$4,931	$—
Issuance costs in accounts payable, accrued expenses, and other current liabilities	$150	$—
Other assets included in accounts payable and other current liabilities	$2,740	$249
Deferred offering costs included in accounts payable and accrued expenses	$161	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Basis of Presentation

Lyra Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company focused on the development and commercialization of therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. The Company’s proprietary technology is designed to consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. The Company’s product candidates, LYR-210 and LYR-220, are bioresorbable polymeric implants designed to be administered in a non-invasive, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. The Company was incorporated as a Delaware corporation on November 21, 2005 and is located in Watertown, Massachusetts. On July 16, 2018, the Company formally changed its name from 480 Biomedical, Inc. to Lyra Therapeutics, Inc.

The Company is subject to risks common to companies in the therapeutics and pharmaceutical industry, including but not limited to, risks of failure of pre-clinical studies and clinical trials, the need to obtain marketing approval for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations, reliance on third-party manufacturers to manufacture materials for the Company’s research programs, pre-clinical studies, and clinical trials, the ability to transition from pilot-scale manufacturing to large-scale production of products and the need to obtain adequate additional financing to fund the development of its product candidates.

From inception through September 30, 2023, the Company has raised an aggregate of $397.0 million to fund its operations primarily from the equity financings, government grants and its License and Collaboration Agreement with LianBio discussed in Note 6. In addition, as discussed in Note 4, subsequent to September 30, 2023, on October 2, 2023, the Company sold an aggregate of 3,017,568 shares of common stock under the Sales Agreement, at a weighted average price of $3.71 per share, which generated net proceeds of $10.9 million. Proceeds from the Sales Agreement were not included in cash and cash equivalents or short-term investments as of September 30, 2023.

On May 25, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), with the purchasers named therein (the “Investors”), pursuant to which the Company agreed to sell securities to the Investors in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of: (i) an aggregate of 17,652,962 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and pre-funded warrants to purchase up to 2,408,188 shares of Common Stock (the “Pre-Funded Warrants”), with an exercise price of $0.001 per share, and (ii) accompanying warrants to purchase up to 10,030,575 shares of Common Stock (the “Purchase Warrants”), with an exercise price of $2.673 per share, for aggregate gross proceeds of approximately $50.0 million, before deducting private placement expenses. Each Share (or Pre-Funded Warrant to purchase one share) was issued with an accompanying Purchase Warrant to purchase one-half of one share, and the combined effective purchase price per share (or Pre-Funded Warrant to purchase one share) and accompanying Purchase Warrant to purchase one-half of one share was $2.4925 (less the exercise price of the Pre-Funded Warrant, if applicable). Each Pre-Funded Warrant was exercisable immediately and will expire on May 31, 2028. Each Purchase Warrant will be exercisable at any time on or after November 30, 2023 and will expire on November 30, 2028.

The closing of the Private Placement occurred on May 31, 2023.

The Company has incurred recurring net losses since inception and has an accumulated deficit of approximately $296.2 million at September 30, 2023. The Company expects to continue to generate operating losses for the foreseeable future. At September 30, 2023, the Company had approximately $24.9 million of cash and cash equivalents and $77.7 million of short-term investments.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company believes its cash and cash equivalents and short-term investments as of September 30, 2023 will be sufficient to fund the Company’s operating plan for a period of at least one year from the issuance date of the condensed consolidated financial statements.

The Company expects to incur increased costs as it progresses its product candidates through clinical development. The Company will need additional financing to support its continuing operations and to pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations and its cash flows for the three and nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2023, other comprehensive income (loss) consisted of unrealized gains and losses, net of taxes from its short-term investments.

As the Company did not have any element of other comprehensive income or loss during the three and nine months ended September 30, 2022, its comprehensive loss is equal to its net loss for the three and nine months ended September 30, 2022.

Restricted Cash

The Company had restricted cash of approximately $1.4 million as of September 30, 2023 and December 31, 2022. These balances were held as of September 30, 2023 at one of the Company’s financial institution to secure the Company’s letters of credit for its facility leases.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$24,850	$32,550
Restricted cash	1,392	1,392
Total	$26,242	$33,942

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Net Loss per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has included pre-funded warrants to purchase 7,408,188 shares of common stock at an exercise price of $0.001 in its computation of basic net loss per share based on the nominal exercise price.

The Company applies the two-class method to calculate its basic and diluted net loss per share, as the Company has issued shares that meet the definition of participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The Company’s participating securities contractually entitle the holders of such shares to participate in dividends, but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. Additionally, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine Months Ended September 30,
	2023	2022
Stock options	5,838,677	4,336,264
Common stock warrants	10,030,575	—
Restricted stock units	243,703	35,418
Total	16,112,955	4,371,682

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

		Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2023
Assets:
Cash equivalents
Money market funds	$5,515	$5,515	—	—
US treasury bills	15,937	15,937	—	—
Total cash equivalents	$21,452	$21,452	$—	$—
Short-term investments:
US treasury bills	58,244	58,244	—	—
Corporate Bonds and U.S. Government Agency Securities	19,456	4,066	15,390	—
Total Short-term investments	$77,700	$62,310	$15,390	$—

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2022
Assets:

Cash equivalents
Money market funds	$22,580	$22,580	$—	$—
Corporate debt securities	7,089	2,098	4,991	—
Total cash equivalents	$29,669	$24,678	$4,991	$—
Short-term investments:
US treasury bills	2,966	2,966	—	—
Corporate Bonds and U.S. Government Agency Securities	62,378	4,732	57,646	—
Total Short-term investments	$65,344	$7,698	$57,646	$—

As of September 30, 2023, the Company’s cash equivalents were invested in money market funds, and U.S. treasury bills which were valued based on Level 1 inputs. As of December 31, 2022, the Company’s cash equivalents were invested in money market funds and corporate debt securities which were valued based on Level 1 inputs, and highly liquid corporate debt securities which were valued based on level 2 inputs. As of September 30, 2023 and December 31, 2022, the Company's short-term investments consisted of U.S. treasury bills, Corporate Bonds, and U.S. Government Agency Securities which were valued based on Level 1 inputs and on Level 2 inputs. In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data for Level 2 investments. All available-for-sale securities have contractual maturities of less than one year. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying consolidated financial statements that required Level 3 inputs.

The carrying values of the Company’s accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these liabilities and as such these are considered Level 1 in the fair value hierarchy.

4. Stockholders’ Equity

September 2023 Financing

On September 1, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell, from time to time through Cantor, shares

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

of the Company’s common stock for aggregate gross proceeds of up to $50.0 million. The offering and sale of up to $50.0 million of the common shares has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-256020) (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 11, 2021, and declared effective by the SEC on May 20, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement relating to the shares that was filed with the SEC on September 1, 2023 (the “Prospectus Supplement”).

Pursuant to the Sales Agreement, Cantor may sell the shares in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the shares under the Sales Agreement and may at any time suspend or terminate the offering of the shares pursuant to the Sales Agreement upon notice to Cantor and subject to other conditions. Cantor will act as sales agent and will use commercially reasonable efforts to sell on the Company’s behalf all of the shares requested to be sold by the Company, on mutually agreed terms between Cantor and the Company.

The Sales Agreement contains customary representations, warranties and agreements by the Company, and indemnification obligations of the Company and Cantor and other obligations of the parties. Under the terms of the Sales Agreement, the Company has agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares sold through it pursuant to the Sales Agreement. In addition, the Company has agreed to reimburse certain expenses incurred by Cantor in connection with the Sales Agreement.

The Company has not issued any shares of common stock under this arrangement as of September 30, 2023. Subsequent to September 30, 2023, on October 2, 2023, the Company sold an aggregate of 3,017,568 shares of common stock under the Sales Agreement, at a weighted average price of $3.71 per share, which generated net proceeds of $10.9 million. Proceeds from the Sales Agreement were not included in cash and cash equivalents or short-term investments as of September 30, 2023.

May 2023 Financing

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

The warrants were classified as a component of stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The warrants were equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such warrants do not provide any guarantee of value or return. The Company allocated the net proceeds from the sale based on the relative fair value to the common stock and warrants, of which $11.5 million was allocated to the warrants and recorded as a component of additional paid-in capital.

There were no warrants exercised or expired during the nine months ended September 30, 2023. The following table represents a summary of the warrants outstanding and exercisable as of September 30, 2023, all of which are equity-classified:

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

The pre-funded warrants were classified as a component of stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $19.7 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital.

5. Stock-Based Compensation Expense

The Company currently grants equity-based awards under its 2020 Incentive Award Plan (“2020 Plan”). The company previously granted equity-based awards under its 2005 Equity Incentive Plan (“2005 Plan”) and 2016 Equity Incentive Plan (“2016 Plan”).

A summary of the restricted stock unit activity under the Plans for the nine months ended September 30, 2023 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2022	28,212	$4.78
Granted	270,716	$2.85
Vested	(7,041)	$4.78
Forfeited	(48,184)	$2.93
Restricted stock units outstanding as of September 30, 2023	243,703	$3.00

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

A summary of the stock option activity under the Plans for the nine months ended September 30, 2023 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,311,333	$7.07	8.2	$378
Granted	2,016,730	2.86
Exercised	(57,897)	1.76
Cancelled	(431,489)	8.09
Outstanding at September 30, 2023	5,838,677	$5.59	8.3	$2,649

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model in the case of the options granted to executive officers, with the following weighted-average assumptions for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.3%	3.2%	3.7%	2.6%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	6.1	6.1	6.0	3.7
Expected volatility	80.0%	85.2%	82.9%	81.4%

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended September 30, 2023 and 2022 was $2.57 and $4.47, respectively, and $2.08 and $3.41 for the nine months ended September 30, 2023 and 2022.

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$294	$229	$865	$665
General and administrative	1,147	1,510	3,540	3,025
Total	$1,441	$1,739	$4,405	$3,690

Unrecognized share-based compensation related to stock-based options amounted to $8.5 million at September 30, 2023 and is expected to be recognized over a weighted average period of approximately 2.33 years. Unrecognized share-based compensation related to restricted stock units amounted to $0.6 million at September 30, 2023 and is expected to be recognized over a weighted average period of approximately 3.23 years.

At September 30, 2023, there were 1,214,902 shares available for grant under the Company’s 2020 Incentive Award Plan and 170,000 shares available for grant under the Company’s 2022 Inducement Award Plan.

6. Collaboration Agreement

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of September 30, 2023, as all milestone amounts were fully constrained based on the probability of achievement.

The Company and LianBio amended the LianBio License Agreement on September 26, 2022, to allow, among other things, LianBio to conduct its own Phase 3 clinical trial and adjust certain future milestones. The amendment also requires both parties to negotiate a supply agreement prior to December 31, 2022. There was a side letter executed on December 27, 2022 which extended the negotiations of a supply agreement. The amendment did not result in any change in the Company’s determination of its performance obligations under the arrangement and all future milestones remain constrained from the transaction price. The Company has determined that the contract modification did not have a material impact on the allocation of the transaction price to the two performance obligations.

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

There were no changes in the transaction price from December 31, 2022 to September 30, 2023. The following table reflects the transaction price (in thousands):

As of September 30, 2023
Post-Milestone
Combined Performance Obligation	$11,862
Development Activities Performance Obligation	5,138
Total	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of September 30, 2023
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2022	$11,748	$3,604	$15,352
Milestone	—	—	—
Revenue recognized	—	(1,412)	(1,412)
Deferred revenue at September 30, 2023	$11,748	$2,192	$13,940

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

7. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. The Company recorded an income tax expense of $16,000 for the three months ended September

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

30, 2023 and $42,000 for the nine months ended September 30, 2023. No income tax expense was recorded as of the three and nine months ended September 30, 2022.

8. Leases

Watertown Lease

In August 2007, the Company entered into an operating lease, as amended, for office and laboratory space in Watertown, Massachusetts. The lease includes certain rent escalations. In July 2023, the Company amended the lease to extend the expiration of the lease term from April 2024 to April 2027. Under the terms of the amended lease, the Company no longer has the right to terminate the lease after January 1, 2024. The Company has accounted for the amendment as a lease modification and changes to the right of use asset and liability was reflected within the consolidated balance sheet as of September 30, 2023. The impact to the right of use asset as of the lease amendment date was $4.9 million.

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

As of September 30, 2023, the lease was not recorded on the condensed consolidated balance sheet as the facility is under construction. As payments are made by the Company relating to landlord-owned leasehold improvements and rent, they will be recorded to prepaid rent as a component of other non-current assets. On the lease commencement date, the Company plans to reclassify the prepayment to the right-of-use asset, thereby increasing its initial value, but the prepayment will not be included in the measurement of the lease liability. As of September 30, 2023, approximately $6.3 million of prepaid rent was recorded in other assets. The lease will be recorded as a component of the Company’s right-of-use asset and operating lease liabilities when the lease commencement date occurs.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost:
Operating lease cost	$483	$264	$1,371	$792
Variable lease cost	399	870	893	3,744
Total lease cost	$882	$1,134	$2,264	$4,536

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building and variable lease costs associated with the Company’s CMO embedded lease arrangement. During the three and nine months ended September 30, 2023, the Company recorded no costs as research and development expense related to the CMO embedded lease compared to $0.7 million and $3.2 million in the comparable period of the prior year, respectively.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of September 30, 2023
Weighted-average remaining lease term (in years)	3.6
Weighted-average discount rate	9.25%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of September 30, 2023 were as follows (in thousands):

Period ended December 31,
remainder of 2023	519
2024	1,940
2025	1,997
2026	2,245
2027	756
Total maturities	7,457
Less: Imputed interest	(1,167)
Present value of operating lease liability	6,290
Less: current portion of operating lease liability	(1,403)
Total operating lease liability, net of current portion	$4,887

9. Commitments and Contingencies

On May 10, 2023, the Company filed a complaint in the Superior Court of the State of Delaware against a former contract manufacturer alleging breach of contract. The Company alleged in its complaint that the former contract manufacturer breached the Master Clinical Supply Agreement (“MCSA”). The Company’s complaint sought monetary damages and the return of equipment and materials that the Company owned. On July 20, 2023, the same contract manufacturer filed an answer and amended counterclaims to the Company’s May 10, 2023 complaint (the “Litigation”). Due to the legal proceeding and termination of agreement with this manufacturer, the Company recognized $1.6 million loss on impairment of long-lived assets in the nine months ended September 30, 2023.

On November 2, 2023, the Company entered into a settlement and release agreement, related to the Litigation, pursuant to which each of the Company and the contract manufacturer provided broad mutual releases of all claims relating to or arising out of the MCSA, including without limitation, all claims brought in the Litigation or that could have been brought in the Litigation. The Company and the former contract manufacturer agreed to jointly file a Stipulation of Dismissal with prejudice relating to the Litigation. The terms of the settlement and release agreement resulted in a reduction of amounts previously recorded as due to the contract manufacturer of $0.6 million. The Company has concluded this settlement and release agreement represents a settlement of a loss contingency and therefore, has treated the resolution of this loss contingency as a recognized subsequent event by reducing

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

amounts previously accrued for by $0.6 million in the accompanying consolidated financial statements within accrued expenses and other current liabilities as of September 30, 2023 and for the three and nine months ended September 30, 2023, respectively.

10. Subsequent Events

Subsequent to September 30, 2023, on October 2, 2023, the Company sold an aggregate of 3,017,568 shares of common stock under the Sales Agreement, at a weighted average price of $3.71 per share, which generated net proceeds of $10.9 million. Proceeds from the Sales Agreement were not included in cash and cash equivalents or short-term investments as of September 30, 2023.

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

Overview

We are a clinical-stage biotechnology company focused on the development and commercialization of therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. Our proprietary technology is designed to consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. Our product candidates, LYR-210 and LYR-220, are bioresorbable nasal implants designed to be administered in a non-invasive, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. The drug embedded within LYR-210 and LYR-220 is mometasone furoate, or MF, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States.

LYR-210 is being developed to treat CRS patients who have failed previous medical management and have not undergone endoscopic sinus surgery. A pivotal Phase 3 program of LYR-210, called the ENLIGHTEN program, consists of two pivotal trials, ENLIGHTEN I and ENLIGHTEN II, and is currently ongoing. ENLIGHTEN I is a 52-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 180 surgically naïve CRS patients who have failed prior medical management. The trial consists of three stages – a 2- to 4-week screening and run-in stage, a 24-week primary study stage followed by a 28-week safety extension stage. In the primary study, patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure. At the end of the primary study stage, patients in the control group receive crossover LYR-210 treatment while patients in the LYR-210 group are re-randomized 1:1 to either receive a crossover sham-procedure or a repeat treatment with LYR-210 (7,500 µg). The ENLIGHTEN I trial was initiated in February 2022 and completed enrollment in September 2023.

ENLIGHTEN II is a 24-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 180 surgically naïve CRS patients who have failed prior medical management. The trial consists of two stages – a 2- to 4-week screening and run-in stage and a 24-week primary study stage. Patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure. ENLIGHTEN II was originally initiated in September 2022. In November 2022, we temporarily paused enrollment in ENLIGHTEN II due to a transition to in-house manufacturing to ensure consistent clinical supply of LYR-210. In April 2023 we restarted enrollment in ENLIGHTEN II.

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

LYR-220, our second pipeline product candidate, is in clinical development for CRS patients who have undergone a prior ethmoid sinus surgery but continue to have persistent disease and symptoms. LYR-220 is also designed to utilize MF, and employs a larger implant designed for patients whose nasal cavity is enlarged due to sinus surgery. We have advanced LYR-220 through our Phase 2 BEACON clinical trial which was a sham-controlled, randomized, blinded, parallel-group study to evaluate safety, tolerability, pharmacokinetics, and efficacy of LYR-220 over a 28-week period in symptomatic adult CRS subjects who have had a prior bilateral ethmoid sinus surgery. The trial consisted of two parts – Part 1 was designed to assess the feasibility of placement and procedural refinements in 6 patients who received one of two designs of LYR-220; in Part 2, approximately 42 patients were randomized 1:1 to receive the selected design of LYR-220 or sham procedure. The primary endpoint of the trial was incidence of product-related unexpected serious adverse events. Other safety endpoints included incidence of serious and non-serious adverse events, new or worsening of abnormal clinically significant findings in lab values, ophthalmology exams, and nasal endoscopies. Efficacy endpoints included change from baseline in 3CS, SNOT-22 and other CRS symptoms, CFBL in ethmoid opacification by CT, and use of rescue treatments.

In September 2022, we announced positive initial data from the Part 1, non-randomized portion of the BEACON clinical trial, that demonstrated the feasibility and tolerability of LYR-220 placement bilaterally in this patient population. All six patients were treated for at least six weeks and no serious or unexpected product-related adverse events have been reported to date. In September 2023, we reported positive topline results from the Part 2, randomized, blinded portion of the BEACON clinical trial, including that LYR-220 achieved statistically significant improvement in the 3CS score, in favor of the treatment arm as measured by the change from baseline at weeks 4, 8, and 24, with strong treatment effects in the intervening weeks.

In addition, LYR-220 achieved statistically significant improvement in the SNOT-22 score, in favor of the treatment arm as measured by the change from baseline at weeks 2 through 24. LYR-220 was observed to be safe and well-tolerated in the trial, and no serious adverse events were reported. We subsequently announced additional positive data from the BEACON trial including:

•
Data evaluating computed tomography (“CT”) scans, a pre-specified secondary endpoint, demonstrated statistically significant improvement in ethmoid sinus opacification in patients who received LYR-220, compared to sham control at week 24 (p=0.035). These data provided objective, radiological evidence of symptom improvement with LYR-220 treatment.
•
At End of Study, Week 28, patients receiving LYR-220 showed continued symptomatic improvement compared to sham control in both Sino-Nasal Outcome Test (SNOT-22) score (-17.6; p=0.007) and in a composite of the 3 cardinal symptoms of CRS (nasal obstruction, nasal discharge, facial pain/pressure; 3CS) (-1.28; p=0.063).

Given the positive initial data from the BEACON clinical trial, we plan to advance development of LYR-220.

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

From inception through September 30, 2023, we have raised an aggregate of $397.0 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our sale of common stock and pre-funded warrants in April 2022, or the April 2022 Financing, $46.7 million were net proceeds from our sale of common stock, warrants, and pre-funded warrants in May 2023, or the May 2023 Financing, $57.3 million were net proceeds from our initial public offering, or IPO, in May 2020, $16.8 million were gross proceeds from government contracts and $17.0 million were gross proceeds from our license and collaboration agreement. On September 1, 2023, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock for aggregate gross proceeds of up to $50.0 million. The offering and sale of up to $50.0 million of the common shares has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to our Registration Statement on Form S-3 (File No. 333-256020) (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 11, 2021, and declared effective by the SEC on May 20, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement relating to the shares that was filed with the SEC on September 1, 2023 (the “Prospectus Supplement”). Subsequent to September 30, 2023, on October 2, 2023, we sold an aggregate of 3,017,568 shares of common stock under the Sales Agreement, at a weighted average price of $3.71 per share, which generated net proceeds of $10.9 million. This is not included in our cash and cash equivalents or short-term investments as of September 30, 2023.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $15.6 million and $14.8 million for the three months ended September 30, 2023 and 2022, respectively, and $47.5 million and $41.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $296.2 million. We anticipate that our expenses will increase significantly as we:

•
scale our in-house manufacturing capabilities and processes for our clinical materials;
•
conduct clinical trials of our most advanced product candidate, LYR-210, including two ongoing pivotal Phase 3 clinical trials of LYR-210;
•
advance the Phase 2 LYR-220 clinical program;
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
•
hire additional staff, including clinical, medical, scientific, technical, manufacturing, regulatory, operational, financial, commercial, and support personnel, to execute our business plan; and
•
add clinical, medical, pharmacovigilance, scientific, operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts, and to enable us to operate as a public company.

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

As of September 30, 2023, we had cash and cash equivalents totaling $24.9 million and short-term investments totaling $77.7 million. Subsequent to September 30, 2023, on October 2, 2023, the Company generated net proceeds of $10.9 million from the sales described above under its Sales Agreement. This is not included in cash and cash equivalents or short-term investments as of September 30, 2023. Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates, our platform, and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. To date, we have recognized $3.1 million of collaboration revenue from our LianBio License Agreement.

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

•
costs of manufacturing our product candidates for use in our clinical trials, including fees paid to CMOs if applicable as well as other manufacturers that provide components of our product candidates for use in our potential future clinical trials;
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

Our research and development expenses consist primarily of costs such as employee compensation, consulting fees, fees paid to CMOs if applicable and CRO expenses in connection with our pre-clinical and clinical development activities. We typically use our employee and infrastructure resources across our development programs and we do not allocate personnel costs and other internal costs to specific product candidates or development programs with the exception of the costs to manufacture our product candidates.

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
•
competition with other therapies; and

•
business interruptions resulting from geopolitical events such as the current conflict between Russia and Ukraine, or other events such as the evolving COVID-19 pandemic.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Dollar
	2023	2022	Change
Collaboration revenue	$544	$359	$185

Operating expenses:
Research and development	12,368	10,048	2,320
General and administrative	5,003	5,137	(134)
Total operating expenses	17,371	15,185	2,186
Loss from operations	(16,827)	(14,826)	(2,001)
Other income:
Interest income	1,192	60	1,132
Total other income	1,192	60	1,132
Loss before income tax expense	(15,635)	(14,766)	(869)
Income tax expense	(16)	—	(16)
Net loss	$(15,651)	$(14,766)	$(885)

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2023 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. This remained relatively consistent period over period.

Research and Development Expenses

Research and development expenses increased by $2.3 million from $10.1 million to $12.4 million for the three months ended September 30, 2023 and the three months ended September 30, 2022.

The increase in research and development expenses for the three months ended September 30, 2023 was primarily attributable to increased clinical development costs of $2.4 million as we continued to enroll patients in our ENLIGHTEN I and ENLIGHTEN II Phase 3 clinical trials, increased employee related costs of $1.0 million, associated allocated costs of $0.4 million as we increased our headcount to support increased research and development activities, and $0.1 million related to professional and consulting fees. These increases were partially offset by decreased product development and manufacturing costs of $1.2 million related to bringing production efforts in-house as well as decreased depreciation costs of $0.4 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million to $5.0 million for the three months ended September 30, 2023 from $5.1 million for the three months ended September 30, 2022.

The decrease in general and administrative expenses for the three months ended September 30, 2023 was primarily attributable to decreased employee related costs of $0.6 million, of which $0.5 million was related to stock-based compensation, and decreased allocated costs of $0.4 million, as well as the decrease in public company-related costs of $0.1 million. This decrease was partially offset by increased professional and consulting costs of $0.6 million and increased support costs of $0.4 million.

Interest Income

Interest income increased by $1.1 million to $1.2 million for the three months ended September 30, 2023. This increase was primarily attributable to interest earned on the Company’s short-term investments during the three months ended September 30, 2023 as the Company did not have any short-term investments as of September 30, 2022.

Income Tax Expense

During the three months ended September 30, 2023 we recorded an income tax expense of $16,000 related to our Massachusetts Securities Corporation. During the three months ended September 30, 2023 and 2022, we did not record a benefit related to our operating losses due to uncertainty regarding our future taxable income.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Dollar
	2023	2022	Change
Collaboration revenue	$1,412	$1,352	$60

Operating expenses:
Research and development	35,763	29,346	6,417
General and administrative	14,700	13,157	1,543
Loss on impairment of long-lived assets	1,592	—	1,592
Total operating expenses	52,055	42,503	9,552
Loss from operations	(50,643)	(41,151)	(9,492)
Other income:
Interest income	3,161	108	3,053
Total other income	3,161	108	3,053
Loss before income tax expense	(47,482)	(41,043)	(6,439)
Income tax expense	(42)	—	(42)
Net loss	$(47,524)	$(41,043)	$(6,481)

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2023 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. This remained relatively consistent period over period.

Research and Development Expenses

Research and development expenses increased by $6.4 million to $35.8 million for the nine months ended September 30, 2023 from $29.3 million for the nine months ended September 30, 2022.

The increase in research and development expenses for the nine months ended September 30, 2023 was primarily attributable to increased clinical development costs of $6.3 million as we continued to enroll patients in our ENLIGHTEN I and ENLIGHTEN II Phase 3 clinical trials, increased employee related costs of $3.1 million and associated allocated costs of $0.8 million as we increased our headcount to support increased research and development activities. These increases were partially offset by decreased product development and manufacturing costs of $2.7 million related to bringing production efforts in-house and decreased depreciation costs of $0.6 million as well as decreased professional and consulting costs of $0.2 million and decreased support costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million to $14.7 million for the nine months ended September 30, 2023 from $13.2 million for the nine months ended September 30, 2022.

The increase in general and administrative expenses for the nine months ended September 30, 2023 was primarily attributable to increased employee related costs of $0.8 million, of which $0.5 million was related to stock-based compensation, as well as the increase in support costs of $1.1 million, write-off of deferred financing costs of $0.4 million, and increase in professional and consulting fees of $1.0 million. This increase was partially offset by decreased public company-related costs of $0.8 million and decreased allocated overhead costs of $0.8 million.

Loss on Impairment of Long-Lived Assets

During the nine months ended September 30, 2023 we recognized $1.6 million related to loss on impairment of long-lived assets. In October 2022, we terminated an agreement with a contract manufacturer. During the second quarter of 2023 we identified certain assets that we do not anticipate receiving the benefit of in the future and have accordingly impaired the respective assets. The Company did not previously take an impairment on assets as the Company was attempting to seek a prompt return of the assets via a legal proceeding, but was unsuccessful in this portion of its case. Thereafter, the Company determined to replace the assets in order to maintain its clinical timeline.

Interest Income

Interest income increased by $3.1 million for the nine months ended September 30, 2023. This increase was primarily attributable to interest earned on the Company’s short-term investments during the nine months ended September 30, 2023 as the Company did not have any short-term investments as of September 30, 2022.

Income Tax Expense

During the nine months ended September 30, 2023 we recorded an income tax expense of $42,000 related to our Massachusetts Securities Corporation. During the nine months ended September 30, 2023 and 2022, we did not record a benefit related to our operating losses due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations from inception through September 30, 2023 primarily with gross proceeds of $162.1 million from sales of our redeemable convertible preferred stock, net proceeds of $46.7 million from our May 2023 Financing, net proceeds of $96.3 million from our April 2022 Financing, net proceeds of $57.3 million from our IPO, $16.8 million from government contracts and $17.0 million of gross proceeds from our license and collaboration agreement. The following table provides information regarding our total cash and cash equivalents and short-term investments at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$24,850	$32,550
Short-term investments	77,700	65,344
Total	$102,550	$97,894

We currently have an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021, or the Form S-3, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of September 30, 2023, we have not sold any securities under the Form S-3. On September 1, 2023, we entered into the Sales Agreement with Cantor pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock for aggregate gross proceeds of up to $50.0 million. Subsequent to September 30, 2023, on October 2, 2023, the Company sold an aggregate of 3,017,568 shares of common stock under the Sales Agreement, at a weighted average price of $3.71 per share, which generated net proceeds of $10.9 million. This is not included in cash and cash equivalents or short-term investments as of September 30, 2023.

We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(44,246)	$(31,221)
Net cash used in investing activities	(10,225)	(136)
Net cash provided by financing activities	46,771	96,257
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,700)	$64,900

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $44.2 million for the nine months ended September 30, 2023, primarily resulting from our net loss of $47.5 million and cash used for changes in our operating assets and liabilities of $0.5 million, partially offset by non-cash adjustments of $3.8 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses. Net cash used for our operating assets and liabilities of $0.5 million during the nine months ended September 30, 2023 consisted primarily of an increase in prepaid expenses, other current assets, and other assets of $2.7 million and a decrease in deferred revenue of $1.4 million, partially offset by an increase of $3.4 million in accounts payable and accrued expenses and a $0.2 million decrease in net operating lease assets and lease liabilities. Our net non-cash charges during the nine months ended September 30, 2023 primarily consisted of $4.4 million of share-based compensation expense, $0.2 million of depreciation expense and $1.6 million of impairment of long-lived assets, which were partially offset by $2.4 million of net amortization of premiums on short-term investments.

Net cash used in operating activities was $31.2 million for the nine months ended September 30, 2022, primarily resulted from our net loss of $41.0 million partially offset by cash provided by changes in our operating assets and liabilities of $5.3 million and non-cash charges of $4.5 million. Our net loss was primarily attributed to research and development activities, and our general and administrative expenses. Net cash provided by our operating assets and liabilities of $5.3 million during the nine months ended September 30, 2022 consisted primarily of an increase of $3.6 million of deferred revenue and an increase of $2.6 million of accounts payable and accrued expenses, partially offset by an increase of $1.0 million of prepaid expenses, other current assets, and other assets. Our net non-cash charges of $4.5 million during the nine months ended September 30, 2022 primarily consisted of $3.7 million of stock-based compensation expense and $0.8 million of depreciation expense.

Net Cash Used In Investing Activities

Net cash used in investing activities was $10.2 million for the nine months ended September 30, 2023 compared to $0.1 million of cash used for investing activities for the nine months ended September 30, 2022. The increase in cash provided by investing activities of $10.1 million was due primarily to the net purchases of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $46.8 million for the nine months ended September 30, 2023 compared to $96.3 million for the nine months ended September 30, 2022. On May 31, 2023, the Company issued an aggregate of 17,652,962 shares of common stock, immediately exercisable warrants to purchase up to 2,408,188 shares of common stock at an exercise price of $0.001 per share, and warrants to purchase up to 10,030,575 shares of common stock at an exercise price of $2.673 per share, which are exercisable at any time commencing on November 30, 2023, for net proceeds of $46.5 million of which $0.2 million are non-cash payments. In April 2022, the Company issued common stock and common stock warrants for net proceeds of $96.3 million.

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
•
the costs of operating as a public company; and
•
the cost of potential business interruptions resulting from geopolitical events such as the current conflict between Russia and Ukraine, or other events such as the evolving COVID-19 pandemic.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below and in our Quarterly Report on Form 10-Q/A filed with the SEC on November 2, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements to the internal controls around complex nonrecurring transactions. As of September 30, 2023, we continue to implement our remediation plan and we believe we have put in place the processes, procedures and reviews necessary to address the material weakness, however until we are able to test the operational effectiveness of the controls, the material weakness will not be remediated.

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 10, 2023, the Company filed a complaint in the Superior Court of the State of Delaware against a former contract manufacturer alleging breach of contract. The Company alleged in its complaint that the former contract manufacturer breached the Master Clinical Supply Agreement (“MCSA”). The Company’s complaint sought monetary damages and the return of equipment and materials that the Company owned. On July 20, 2023, the same contract manufacturer filed an answer and amended counterclaims to the Company’s May 10, 2023 complaint (the “Litigation”).

On November 2, 2023, the Company entered into a settlement and release agreement, related to the Litigation, pursuant to which each of the Company and the contract manufacturer provided broad mutual releases of all claims relating to or arising out of the MCSA, including without limitation, all claims brought in the Litigation or that could have been brought in the Litigation. The Company and the former contract manufacturer agreed to jointly file a Stipulation of Dismissal with prejudice relating to the Litigation.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $15.6 million and $14.8 million for the three months ended September 30, 2023 and 2022, respectively, and $47.5 million and $41.0 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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
•
continue the clinical development of LYR-220;
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
•
hire additional staff, including clinical, scientific, technical, manufacturing, regulatory, quality, operational, financial, commercial, and support personnel, to execute our business plan;
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

On September 1, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell, from time to time through Cantor, shares of our common stock for aggregate gross proceeds of up to $50.0 million. To date, we have sold an aggregate of 3,017,568 shares of common stock pursuant to the Sales Agreement resulting in net proceeds of approximately $10.9 million. Our ability to raise additional funds under the Sales Agreement is subject to market conditions and other factors that may be outside our control.

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

We have entered into a collaboration, and may enter into other collaborations, that place the development and commercialization of our product candidates outside our control, require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, our product candidates may not reach their full market potential.

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

We initiated the pivotal Phase 3 clinical trials for our most advanced product candidate, LYR-210. Additionally, we plan to continue clinical development on our other product candidate, LYR-220. It is impossible to predict when or if either of our product candidates will prove effective and safe in humans or if we will receive regulatory approval for any of our product candidates, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

We transitioned our clinical manufacturing from a contract manufacturing organization, or CMO, to an in-house manufacturing facility at our Watertown headquarters to produce LYR-210 and LYR-220. We also plan to scale up our in-house manufacturing capabilities in a new facility in Waltham, Massachusetts. We have never completed a technical transfer process to an in-house facility, built, owned or operated a commercial manufacturing facility, and there is no guarantee that we will be successful doing so. We have also never scaled up a manufacturing process in-house, and as such, our efforts carry regulatory, financial and operational risks, which could impact the timing of our future commercial launch.

In addition, as we transition from late-stage clinical trials toward approval and commercialization, and as we transition our clinical manufacturing processes from a CMO to our in-house facilities, it is common that various aspects of the development program, such as manufacturing methods and equipment, are altered along the way in an effort to optimize cost of goods, processes and results. Such changes carry the risk that these manufacturing efforts will not achieve these successfully or in a cost-efficient manner, or that we will be subject to additional testing requirements by the FDA or other regulatory bodies. Slight deviations resulting from technology transfer, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems with our in-house manufacturing process could restrict our ability to meet our clinical and regulatory timelines, and market demand for our products.

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

In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced, or later. As an organization, we have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in pre-clinical studies and earlier-stage clinical trials. Data obtained from pre-clinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations, and prospects.

If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates may take significantly longer, cost significantly more, and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

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
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion; and

•
the impact of geopolitical events such as the current conflict between Russia and Ukraine, or other events such as the evolving COVID-19 pandemic.

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

As product candidates proceed through pre-clinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results or in the process of conducting technology transfer with contract manufacturers. In addition, we brought our clinical manufacturing process in-house, which required the purchase of new equipment, raw materials and other materials to ensure we could manufacture our products in accordance with cGMPs. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing or validation, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

Our computer systems, as well as those of our CROs and other contractors, vendors, suppliers, and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including the impacts of climate change), international terrorism and conflicts, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs and our business. For example, the loss of pre-clinical studies or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential, or proprietary information, we could incur liability and the further development of LYR-210, LYR-220, or any other product candidate could be delayed.

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

Any litigation involving us may result in substantial costs, operationally restrict our business, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and results of operations. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or under insured could result in unanticipated costs, thereby adversely impacting our results of operations and resulting in a reduction in the trading price of our stock.

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

For instance, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that establish a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on many drugs reimbursed under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services (“CMS”) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, or manufacturing processes, including adverse events of unanticipated severity or frequency, or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

Despite the implementation of security measures, our information technology systems and those of our third-party service providers, contractors and consultants are vulnerable to attack, interruption and damage from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

While we do not believe that we have experienced any significant system failure or accident, from time to time, we have been the target of cybersecurity breach attempts and we expect them to continue as cybersecurity threats have been rapidly evolving in sophistication. We do not believe that these cybersecurity breaches have had a material impact on our operations, but future breaches may have such impact. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our product candidates, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. Federal, state and international laws and regulations could expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Environmental, health, and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, our in-house manufacturing efforts or our development efforts may be interrupted or delayed.

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

If our product candidates are approved, but do not achieve an adequate cost of goods or level of acceptance by physicians, healthcare payors, and patients, we may not generate sufficient revenue from these products, and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful. In addition, our ability to successfully commercialize our product candidates will depend on our ability to manufacture our products at commercial scale, differentiate our products from competing products, and defend the intellectual property of our products.

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

Our product candidates, LYR-210 and LYR-220, are bioresorbable polymeric matrices designed to be administered in a non-invasive, in-office procedure by an ENT physician under endoscopic visualization via a single-use applicator. While we believe ENT physicians will be able to administer our product candidates, if successfully developed and approved, in conjunction with an endoscopy procedure, thereby making the placement aligned with the existing care continuum for CRS patients and eliminating the need for ENT physicians to schedule separate surgical time, ENT physicians may not adopt our in-office procedure for a number of reasons, including:

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

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. The extent to which geopolitical events such as the current conflict between Russia and Ukraine, or other events such as the evolving COVID-19 pandemic impact our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the event, and the actions undertaken to contain its negative effects and may cause delays. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

If any of our relationships with these third-parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional CROs, investigators, and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Our relationships with these third parties may also be adversely affected by geopolitical events such as the current conflict between Russia and Ukraine, or other events such as the evolving COVID-19 pandemic. For instance, COVID-19 and government measures taken in response have had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators, and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs, and sales, marketing, and distribution over the next few years. As of September 30, 2023, we had 78 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If we lose key management or scientific personnel, cannot recruit or retain qualified employees, directors, officers, or other significant personnel, or experience increases in our compensation costs, our business may materially suffer.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our current and projected business operations, our financial condition and results of operations.

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

International terrorism, political unrest, and wars, or other events such as the COVID-19 pandemic have previously and could in the future adversely impact our business and operations, including our clinical trials.

International terrorism, political unrest and wars could delay or disrupt our business activity, and if any conflict escalates or spills over to or otherwise impacts additional regions, it could heighten many of the other risk factors described in this Item 1A. In addition, the COVID-19 global pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, have fallen. If the COVID-19 pandemic resurges, our business and operations could be adversely affected again. Similarly, if another pandemic unfolds or if a geopolitical crisis escalates, our business and operations could be adversely affected.

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

In addition, the trading prices for common stock of other biotechnology companies may become highly volatile as a result of geopolitical events such as the current conflict between Russia and Ukraine, or other events such as the evolving COVID-19 pandemic. The extent to which such events may impact our business, pre-clinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Our current executive officers, directors, and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Based on the number of shares of common stock outstanding as of September 30, 2023, our current executive officers, directors, and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 59.7% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management, and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, international terrorism and conflicts could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business, results of operations and price of our common stock may be adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sale of Equity Securities

The Company has not sold equity securities in a transaction that is not registered under the Securities Act during the quarter ended September 30, 2023.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2023, the Company did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a. None.

b. None.

c. Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	May 5, 2020	001-39273

4.1	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1	4.2	April 27, 2020	333-236962

10.1*	Amendment No. 1 to Lyra Therapeutics, Inc. 2022 Employment Inducement Award Plan, as Amended and Restated Effective December 12, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Date File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: November 7, 2023	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)