Form 10-K
period 2023-12-31
Lyra Therapeutics, Inc.
filed 2024-03-22
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of outstanding shares of common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $143,245,604. For purposes of this disclosure, shares of common stock held by officers and directors of the registrant and by persons who hold more than 10% of the registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of March 1, 2024 was 59,743,123.

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
•
the anticipated demand and market size for our product candidates;
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
•
we have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future;
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
•
we currently manufacture our clinical materials in-house rather than relying primarily on experienced third parties and we may not be successful in operating a manufacturing capability;
•
we also depend on third parties for various aspects of our in-house manufacturing and we do not have comprehensive contracts or long-term arrangements with any of these parties;
•
Any inability to scale up our internal manufacturing capabilities increases the risk that we will not have sufficient quantities for our development and commercialization efforts, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts;
•
our business is highly dependent on the success of our most advanced product candidate, LYR-210, which will require additional clinical testing before we can seek regulatory approval and potentially launch our product;
•
clinical trials required for our product candidates are expensive and time-consuming, their outcome is uncertain, and if our clinical trials do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these trials, our ability to commercialize our product candidates and our financial position will be impaired;
•
any failure by a third party to conduct our pre-clinical or clinical trials according to good clinical practices and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates;
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
•
managing our obligations under our license and other strategic agreements may divert management time and our limited resources, causing delays or disruptions to our business;
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
•
the successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies;
•
failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;
•
if we are unable to obtain, maintain, or adequately protect our intellectual property rights, we may not be able to compete effectively in our market;
•
if we lose key management or scientific personnel, cannot recruit or retain qualified employees, directors, officers, or other significant personnel, or experience increases in our compensation costs, our business may materially suffer;
•
the impact of international terrorism, political unrest and wars on our business; and
•
the impact of other events such as the COVID-19 pandemic may adversely impact our business and operations, including our clinical trials.

PART I

Unless the context requires otherwise, we use the terms “Lyra,” “the Company,” “we,” “us,” “our” and similar designations in this Annual Report on Form 10-K to refer to Lyra Therapeutics, Inc. and its wholly-owned subsidiary.

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on the development and commercialization of innovative, anti-inflammatory therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. Our product candidates, LYR-210 and LYR-220, are bioabsorbable nasal inserts designed to be administered in a simple, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS with a single administration. The drug embedded within LYR-210 and LYR-220 is mometasone furoate, or MF, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States.

LYR-210

LYR-210 is designed to treat CRS patients who have failed previous medical management. LYR-210 has a smaller dimension and is intended for patients with narrow anatomy, primarily patients who have not undergone ethmoid sinus surgery. A pivotal Phase 3 program of LYR-210, called the ENLIGHTEN program, consists of two pivotal trials and is currently ongoing.

LYR-220

Our second pipeline product candidate, LYR-220, is designed for use in CRS patients who continue to require treatment to manage CRS symptoms despite having had ethmoid sinus surgery. LYR-220 employs a larger matrix designed for patients whose nasal cavity is larger including those patients whose nasal cavity is larger after having undergone ethmoid sinus surgery. A Phase 2 clinical trial of LYR-220, called BEACON, has recently concluded and topline data have been presented.

Our Technology

Our innovative and proprietary drug delivery technology is designed to locally and continuously deliver small molecule drugs to the affected tissue over a sustained period of time from a single administration. The technology is comprised of three interrelated components:

•
a bioabsorbable mesh scaffold, which is designed to maximize surface area for drug release while maintaining underlying tissue function;
•
an engineered elastomeric matrix, a polymeric matrix composed of polymers having elastic characteristics, which has advanced physical properties resulting in implants with “shape memory” that dynamically adapt to nasal anatomy; and
•
a versatile polymer-drug complex, which is designed to deliver six months of continuous local drug therapy with a single treatment.

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

•
Advance our second product candidate, LYR-220, through clinical development to provide a comprehensive solution for CRS patients who have failed medical management and surgery. We have developed a larger version of LYR-210 designed for use in the enlarged nasal cavity of CRS patients who have had ethmoid sinus surgery. We believe LYR-220, if successfully developed and approved, is well positioned to provide a preferred treatment option for patients who have failed previous medical management and had ethmoid sinus surgery and still require medical management. LYR-220 was studied in the recently completed Phase 2 BEACON clinical trial.
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

Our Solution for CRS

LYR-210 is an implantable drug matrix that is designed to consistently and locally elute MF to the inflamed mucosal tissue for six months in CRS patients who fail medical management. MF, the active ingredient in various FDA-approved drugs, has a well-established efficacy and safety profile, which we believe will support the development process for LYR-210. LYR-210 is designed to enable continuous drug delivery at difficult-to-access nasal inflammation sites without the need for patient compliance, while avoiding the systemic side effects associated with oral steroids. LYR-210 is designed to be administered in a simple, in-office procedure by an ENT physician under endoscopic visualization via a single-use applicator. We are developing our second pipeline product candidate, LYR-220, for use in CRS patients who have failed previous medical management and continue to require treatment to manage CRS symptoms despite having had ethmoid sinus surgery. LYR-220 is also designed to utilize MF, and employs a larger matrix designed for patients whose nasal cavity is larger, including those patients whose nasal cavity is larger after having undergone ethmoid sinus surgery.

We believe that the key potential benefits of our current investigational product portfolio, LYR-210 and LYR-220, include:

•
Clinical Activity: We believe LYR-210 and LYR-220 have the potential to significantly improve symptoms by maintaining a steady, high dose of MF at the site of inflammation for six months with a single administration.
•
Patient Compliance: Because drug delivery for LYR-210 and LYR-220 is designed to be sustained for six months with a single administration, the efficacy of LYR-210 and LYR-220 will not depend on patient compliance within the treatment period, unlike other CRS treatment options that require repeated daily administrations, such as topical intranasal steroids and oral steroids.
•
Patient Experience: LYR-210 and LYR-220 are designed to be administered via a simple, in-office procedure every six months, which is intended to enhance convenience for patients, unlike the repeated daily medical management and/or time-consuming and painful surgery required by certain other CRS treatment options. Moreover, we believe patients may also benefit from the bioabsorbable, flexible structure of LYR-210 and LYR-220 that is designed to maximize comfort over the therapy period.
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
•
Localized Delivery: LYR-210 and LYR-220 are designed to benefit from our technology, which is intended to provide localized delivery to avoid systemic side effects that are common with certain other CRS treatment options, such as oral steroids and biologics.
•
Patient Applicability: LYR-210 and LYR-220 are designed to benefit CRS patients who have failed medical management, including pre- and post-surgical patients. By offering smaller-and larger-sized inserts that ENTs can select based on the size of the patient's anatomy, Lyra intends to address the needs of up to 4 million CRS patients in the United States who fail current medical management.
•
Pharmacoeconomic Impact: LYR-210 and LYR-220 are designed as preferred treatment options for CRS, and as such have the potential to provide significant savings to the healthcare industry by reducing the number and frequency of expensive surgical and treatment options.

We believe LYR-210 and LYR-220, if approved, would be the only products able to deliver six months of continuous anti-inflammatory treatment in a single administration to treat the broad spectrum of CRS patients who fail medical management, including pre- and post-surgical patients.

Our Clinical Pipeline

The current status of our clinical product candidates is summarized below.

Figure 1. Status of Clinical Product Candidates

LYR-210 for the Treatment of CRS

We believe LYR-210, if successfully developed and approved, has the potential to become a preferred therapy for the treatment of CRS. It is the only product candidate that we are aware of that is designed to provide six months of continuous local delivery of anti-inflammatory medication with a single administration. The simple, in-office procedure allows for its implantation without the need for general anesthesia or surgery. Further, we believe our studies have shown that LYR-210 has the potential to be an effective treatment for both CRS patients with and without polyps. We believe LYR-210 has the potential to be a safe, effective, and broadly applicable CRS treatment, designed to enhance patient comfort and physician experience and eliminate patient compliance issues associated with other CRS treatments, such as intranasal steroid sprays, while achieving reduced costs compared to other CRS treatments, such as sinus surgery.

Figure 2. Illustration of Placement of LYR-210

LYR-210 is an investigational local drug delivery system designed to fit within, and conform to, the confined space of a surgically naïve patient’s middle meatus, an air-containing space that plays a fundamental role in drainage of the paranasal sinuses (see Figure 2, above). LYR-210 consists of MF, the active ingredient in various FDA-approved drugs, embedded in bioabsorbable polymers to aid in the controlled and sustained delivery of MF to the sinonasal mucosal tissue from a single drug administration. LYR-210 has a tubular braid configuration with a uniform diamond pattern throughout and is 13 mm in diameter and 10 mm in length in the unconstrained state. It has elastic properties to promote patient comfort and is designed to be self-retaining against the mucosal tissue to allow effective drug transfer.

LYR-210 is intended to be administered bilaterally into the middle meatus by an ENT physician under endoscopic visualization via a provided, single use applicator. It is designed for office-based administration performed with topical anesthesia. Once administered, LYR-210 is designed to gradually release MF to the inflamed mucosal tissue for six months from a single administration. LYR-210 can be removed at six months or earlier at the physician’s discretion using standard instruments and, if needed, replaced with a new LYR-210. LYR-210 is made with bioabsorbable polymers that, if left in place, would gradually dissolve over time.

Overview of Our Clinical Development for LYR-210

The table below summarizes our completed and ongoing clinical trials for LYR-210 for CRS in patients who have failed medical management and have not undergone ethmoid sinus surgery.

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

PK Characterization Study	Completed	• 24 patients in the United States with bilateral 2,500 µg or 7,500 µg dose	• Pharmacokinetic timepoints through 56 days, safety, SNOT-22	• LYR-210 delivered a constant daily dose of MF over 56 days without a drug burst • Steady state plasma concentrations were 41.2 pg/mL and 12.2 pg/mL in

Trial	Status	Trial Design	Trial Objectives	Trial Results
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

• Enrollment completed in September 2023.

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

• 24-week treatment period

• Approximately 180 adult CRS patients who have failed prior medical management 2:1 randomization (bilateral LYR-210 (7,500 µg)): sham procedure

• Up to 60 sites worldwide

• Primary endpoint: Change from baseline in composite score of 7-day average of 3 cardinal symptoms at week 24

• Secondary objectives: Change from baseline in individual cardinal symptoms at week 24, CFBL in CT sinus opacification score at week 24, CFBL in SNOT-22 at week 24, rescue treatment use through week 24

• Enrollment ongoing

Phase 3

The LYR-210 Phase 3 program consists of two pivotal trials – ENLIGHTEN I and ENLIGHTEN II. ENLIGHTEN I is a 52-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 180 surgically naïve CRS who have failed prior medical management. The trial consists of three stages – a 2- to 4-week screening and run-in stage, a 24-week treatment stage followed by a 28-week safety extension stage. In the treatment stage, patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure. At the end of the treatment stage, patients in the control group receive crossover LYR-210 treatment while patients in the LYR-210 group are re-randomized 1:1 to either receive a crossover sham-procedure or a repeat treatment with LYR-210 (7,500 µg). The ENLIGHTEN I trial was initiated in February 2022, and enrollment was completed in September 2023.

ENLIGHTEN II is a 24-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 180 surgically naïve CRS patients who have failed prior medical management. The trial consists of two stages – a 2- to 4-week screening and run-in stage and a 24-week treatment stage. Patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure. ENLIGHTEN II was initiated in September 2022, and enrollment is ongoing.

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

Figure 3. Design of Phase 2 LANTERN Clinical Trial for LYR-210.

The trial consisted of three arms with a 1:1:1 randomization: (1) an experimental arm with bilateral placement of 2,500 µg of LYR-210, with 23 patients; (2) an experimental arm with bilateral placement of 7,500 µg of LYR-210, with 21 patients; and (3) a control arm with a bilateral sham procedure only, with 23 patients (see Figure 3, above). In addition, subjects were supplied with saline for daily nasal irrigation treatment during the course of the treatment period and were permitted to use rescue medication if deemed medically necessary by their physician.

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

In December 2020, we reported positive topline results from our Phase 2 LANTERN clinical trial. At the 7,500 µg dose, LYR-210 achieved statistically significant improvement in 4CSS in favor of the treatment arm as measured by the change from baseline at week 16 (-1.47) (p=0.021), week 20 (-1.61) (p=0.012), and week 24 (-1.64) (p=0.016) (see Figure 4, below). However, although a strong treatment effect was observed at week 4, LYR-210 did not achieve the primary endpoint of change from baseline in 4CSS at week 4 at either the 7,500 µg dose (-0.36) (p=0.306) or 2,500 µg dose (0.04) (p=0.525). We believe this was due primarily to the discontinuation of enrollment related to the COVID-19 pandemic. As a result of the decrease in the number of patients enrolled from planned (99 evaluable) to actually enrolled (67), a greater magnitude of change from baseline in 4CSS at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 was required in order to achieve statistical significance for the primary endpoint.

Figure 4. Total Symptom Improvement by 4CSS for Phase 2 LANTERN Clinical Trial.

Furthermore, the 7,500 µg dose of LYR-210 achieved statistically significant improvement in SNOT-22 score in favor of the treatment arm as measured by the change from baseline at week 8 (-12.2) (p=0.039), week 16 (-15.0) (p=0.008), week 20 (-18.4) (p=0.001), and week 24 (-19.0) (p=0.001) (see Figure 5, below). In particular, the improvement of the 7,500 µg dose of LYR-210 at week 24 over the control group (-19.0) was over two times the minimal clinically important difference of -8.9.

Figure 5. Total Symptom Improvement by SNOT-22 for Phase 2 LANTERN Clinical Trial.

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

Pharmacokinetic characterization study

The PK study was a 56-day open label, multi-center, U.S. study of the PK and safety of LYR-210 in adult subjects with chronic rhinosinusitis. The primary objective of the study was to establish the PK profile of LYR-210 (see Figure 6, below). The study enrolled 24 patients, half of whom received LYR-210 2,500 µg and the other half received LYR-210 7,500 µg. The study indicated that both doses were safe and well tolerated, with the mean maximum plasma concentration, or Cmax, observed with the 7,500 µg dose well below the Cmax established for FDA-approved formulations of mometasone furoate, or MF. MF blood plasma levels observed during the PK study support LYR-210’s ability to deliver consistent and steady dosing over the entire treatment period. The PK study was selected as the top clinical abstract at the 67th ARS held in October 2021.

Figure 6. Plasma MF Concentration for Pharmacokinetic Characterization Study.

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

LYR-220 for the Treatment of CRS

We are developing our second pipeline product candidate, LYR-220, for use in CRS patients who have failed previous medical management and continue to require treatment to manage CRS symptoms despite having had ethmoid sinus surgery. LYR-220 is also designed to utilize MF, and employs a larger matrix designed for patients whose nasal cavity is enlarged, including those patients whose nasal cavity is larger after having undergone ethmoid sinus surgery. We estimate that 40% of patients that present to an ENT physician with CRS have had a prior surgery. The majority of these patients represent the addressable market for LYR-220.

A nasal spray was recently approved by the FDA to treat CRS in adults without nasal polyps, a three-month steroid-eluting sinus implant was approved to treat CRS in adults with nasal polyps and three subcutaneously-administered monoclonal antibodies (mAbs) were recently approved as add-on maintenance therapy for uncontrolled disease in post-surgical adult patients with recurrent nasal polyps. We believe LYR-220 is meaningfully differentiated from currently approved products because, if successfully developed and approved, it would be the only product able to deliver six months of topical treatment in a single administration to treat both polyp and non-polyp post-surgery CRS patients. Further, with respect to the mAbs, LYR-220 is differentiated because it would provide localized delivery so as to avoid systemic side effects.

Phase 2

In November 2021, we initiated the Phase 2 BEACON clinical trial for LYR-220 which was a sham-controlled, blinded, randomized, parallel-group study to evaluate safety, tolerability, pharmacokinetics, and efficacy of the LYR-220 (7500ug MF) matrix over a 24-week period, in 40 symptomatic adult CRS subjects who have had a prior bilateral ethmoid sinus surgery. The trial consisted of two parts: Part 1 was designed to assess the feasibility and tolerability of two 7500ug matrix designs; in Part 2, 42 patients were randomized 1:1 to receive LYR-220 or sham control (see Figure 7, below).

Figure 7. Design of Phase 2 BEACON Clinical Trial for LYR-220.

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

In September 2023, we announced positive topline results from the BEACON trial, demonstrating that LYR-220 achieved statistically significant and clinically relevant improvements in efficacy compared to sham control. We reported that LYR-220 achieved statistically significant improvement in a composite of the 3 cardinal symptoms of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at week 24 (-1.50; p=0.02) and as early as week 4 (-0.87; p=0.037) (see Figure 8, below).

Change in Composite of 3CS Score[1,2,3]

Week 4
Week 24
0
-0.5
-1
-1.5
-2
-2.5
Change from Baseline (CFBL)
-1.81
-0.94
-0.87
p=0.037
-1.76
-0.26
-1.50
p=0.020
LYR-220
SHAM CONTROL

Error bars represent standard error

1) Data on file as of January 5, 2024; 2) Mean change from baseline (CFBL) in the 7-day average score in the 3CS composite score of nasal blockage/obstruction, facial pain/pressure, and nasal discharge; 3) Data represent least square means. Data post rescue was censored and imputed using patient's worst observed post-baseline score. P<0.05 is considered statistically significant to control.

Figure 8. Total Symptom Improvement by Composite of 3CS for Phase 2 BEACON Clinical Trial.

Furthermore, LYR-220 achieved statistically significant improvement in SNOT-22 score compared to sham control at week 24 (-16.8; p=0.007) and as early as week 2 (-9.0; p=0.031). Improvements in SNOT-22 were sustained throughout the study and clinically meaningful with almost twice the minimal clinically important difference observed at week 24 compared to sham (-16.8 points) (see Figure 9, below).

Figure 9. Total Symptom Improvement by SNOT-22 for Phase 2 BEACON Clinical Trial.

In addition, LYR-220 demonstrated improvements across other secondary endpoints: Data evaluating computed tomography (CT) scans, a pre-specified secondary endpoint, demonstrated statistically significant improvement in ethmoid sinus opacification in patients who received LYR-220, compared to sham control at week 24 (p=0.035). These data provide objective radiological evidence of improvement with LYR-220 treatment. At the end of the study (week 28) patients receiving LYR-220 also showed continued symptomatic improvement compared to sham control in both SNOT-22 score (-17.6 points; p=0.007) and in a composite of the 3 cardinal symptoms of CRS (nasal obstruction, nasal discharge, facial pain/pressure; 3CS) (-1.28; p=0.063). Furthermore, LYR-220 achieved statistically significant improvement in loss of smell in a subset of patients with impaired smell at baseline. The data demonstrated a 0.87 improvement over control at week 24 (p=0.026) (see Figure 10, below).

Change in Loss of Smell in Subset of Patients with Impaired Smell at Baseline
Change from Baseline (CFBL)
0.2
0
-0.2
-0.4
-0.6
-0.8
-1
-1.2
-1.4
-1.6
0
4
8
12
16
20
24
28
Weeks
*
*
*
*
*
LYR-220
(n=14)
SHAM CONTROL
(n=11)
* p <0.05

1) Data on file as of January 5, 2024.

Figure 10. Improvement in Loss of Smell for Phase 2 BEACON Clinical Trial

The study met its primary safety endpoint, with no serious adverse events observed. The most commonly reported adverse events included sinusitis, nasopharyngitis, bronchitis, and COVID-19.

The BEACON trial data will be presented at upcoming scientific meetings and will be submitted for publication in a peer-reviewed scientific journal.

Our Technology

Our innovative and proprietary drug delivery technology is designed to locally and continuously deliver small molecule drugs to the affected tissue over a sustained period of time from a single administration. Our technology platform, developed over the past decade, was first patented in 2009 by members of our team who have extensive experience in drug formulation and delivery, materials science, and biotechnology. This expertise has allowed us to significantly improve upon polymer drug delivery technology and add shape-memory properties to bioabsorbable polymeric implants, one of our key innovations.

Figure 11. Lyra’s Proprietary Drug-Eluting Matrix.

Our drug-eluting bioabsorbable technology is comprised of three polymeric components, which are designed to work together to enable highly efficient, localized drug delivery (see Figure 11, above). This proprietary technology is designed to enable sustained delivery of medications for six months of therapy, targeting tissues deep in the ENT passages and potentially other diseased tissues that are not accessible with conventional therapeutic approaches. The components of our technology include:

•
Bioabsorbable Mesh Scaffold—our bioabsorbable mesh scaffold is designed to maximize surface area for drug release while maintaining underlying tissue function. The mesh scaffold is comprised of bioabsorbable polymers and is pliable to maximize patient comfort.
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

Beyond CRS, we believe our technology has potential application in other disease areas, which we intend to further explore when we have sufficient resources.

Intellectual Property and Barriers to Entry

We own all the material intellectual property rights related to our technology and product candidate portfolio. As of December 31, 2023, our product candidate portfolio is protected by issued patents and pending applications in the U.S. and major foreign countries with claims directed to devices, systems, and method of use, which, exclusive of possible patent term adjustments or extensions or other forms of exclusivity, provide coverage through at least 2030, with many providing coverage through 2036 and some providing coverage through 2038. We recently filed patent applications that have the potential to provide coverage through 2042.

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

Post-Approval Commercialization Strategy

If LYR-210 and LYR-220 are successfully developed and approved, we intend to engage in targeted outreach to our key physician, payor, and patient audiences. ENT physicians are the primary treaters of CRS patients who have failed medical management and thus represent our target physician base. Given the requirement for endoscopic placement of our products, we plan to build a targeted in-house sales force that will target ENT physicians who perform 80% of the CRS procedural volume. Given that LYR-210 and LYR-220 can be administered in a simple, in-office procedure requiring no additional equipment, we anticipate that our sales representatives’ time will primarily be directed at educating the ENT physicians around product attributes and patient selection. We plan to supplement our direct physician outreach with appropriate medical education and marketing efforts to further penetrate our physician base and encourage adoption of our products.

Ensuring physician and patient market access to our products will be critical to our success, and we plan to execute a holistic reimbursement strategy, consisting of a reimbursement support hub and field-based reimbursement experts, that will integrate payor coverage and physician practice management initiatives. We believe that the primary decision makers from a payor perspective are private payors, which represent approximately 80% of the payor mix for our products. We intend to deploy a market access team to educate payors on the clinical and pharmacoeconomic attributes of our products and to secure favorable coverage policies and to maximize the covered lives that have reimbursement for our products. To maximize access to LYR-210 and LYR-220, we plan to develop a reimbursement support model which aims to reduce physician financial risk associated with physician-administered products.

Subsequent to our initial ENT physician and payor efforts, we also plan to selectively use cost-effective, patient-directed marketing strategies to further increase awareness among the CRS patient community of our products with the goal of increasing ENT physician visits.

On September 26, 2022, we entered into an amended License and Collaboration Agreement, or the LianBio License Agreement with LianBio Inflammatory Limited, or LianBio to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. Under the terms of the LianBio License Agreement, we received an upfront payment of $12.0 million and are eligible to receive up to $135.0 million in future payments based upon the achievement of specified development, regulatory and commercialization milestones. In February 2022, the Company achieved a development milestone of $5.0 million for dosing the first patient in the U.S., and the related cash amount was received in April 2022. Upon commercialization on a region-by-region basis, we will be entitled to receive low double-digit royalties based on net sales of LYR-210 in the licensed territories. LianBio will be responsible for the clinical development and commercialization of LYR-210 in the licensed territories, and we will retain all rights to LYR-210 in all other geographies. As part of the LianBio License Agreement, LianBio will also have the first right to obtain development and commercial rights in the licensed territories to our LYR-220 product candidate.

LianBio announced that in October 2023 its Board of Directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, will be completed by the end of 2024. LianBio announced in 2024 that it was further reducing the size of its workforce to approximately 50 employees with plans to reduce that number further over the course of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement.

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

LYR-210 and LYR-220 are positioned for CRS patients without nasal polyps or small polyps following the failure of medical management and therefore are not anticipated to compete directly with branded, generic, or over-the-counter inhaled corticosteroids. LYR-210 is positioned for use primarily in surgically naïve CRS patients where the primary competitive treatment is surgical procedures, including ethmoid sinus surgery with and without balloon sinus dilation (BSD) and BSD as a standalone procedure. In this space, LYR-210 would be the only product we are aware of that may deliver six months of local treatment with a single administration. LYR-220 is positioned for use in patients whose nasal cavity is larger, including those patients whose nasal cavity is larger after having undergoing ethmoid sinus surgery, yet require ongoing medical management. Currently there are no competitive treatments for post-surgical patients without polyps, which represent the majority of patients. Key competitive factors affecting the commercial success of both LYR-210 and LYR-220 and any other product candidates we may develop are likely to be efficacy, safety, and tolerability profile, reliability, convenience of administration, price, and reimbursement.

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

We are currently improving our manufacturing capabilities and increasing capacity to support larger scale clinical studies and commercialization. In May 2022, we executed a new lease for manufacturing and office space in Waltham, Massachusetts. We intend to use this facility to manufacture commercial supply of our investigational products. From an accounting perspective, we commenced on this lease on December 21, 2023.

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

Patents and Patent Applications

As of December 31, 2023, we own 25 issued U.S. patents, 39 foreign issued patents, 1 PCT pending applications, 10 U.S. pending applications, and 35 foreign pending applications, out of which 19 issued U.S. patents, 39 foreign issued patents, 7 U.S. pending applications, and 29 foreign pending applications are directed to our technology.

All technology to our business has been developed in-house and is protected with patents and patent applications in three major lineages, along with the beginning of a fourth, more recent lineage of patent applications. The first lineage dates from 2009 and provides protection potentially until 2030, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. This first lineage includes issued patents in the U.S., Europe, Japan, Canada, and Great Britain that are not limited to any particular drug, site of delivery, or patient condition, but specify features of the implant, delivery system, method, and polymers. The second lineage dates from 2015 and provides protection potentially until 2036, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. This second lineage includes issued patents with ENT-specific method claims directed to the specific drug, site of delivery (i.e., middle meatus), and patient condition, with allowed and issued cases in the U.S., China, and Japan along with numerous pending applications in the U.S., Europe, Japan, Canada, China, and Great Britain. The third lineage dates from 2017 with the prospect of patent protection potentially until 2038, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. This third lineage attempts to capture the products drug release features and patient results from the recent clinical trial. It includes allowed cases in Australia, Singapore, Korea, and Great Britain, along with pending applications in the U.S., Canada, Australia, Europe, China, and Japan. The fourth lineage dates from 2021 and provides protection potentially until 2042, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. The fourth lineage is directed to a higher drug load (7500 ug). The lineage stems from a patent application filed under the Patent Cooperation Treaty that entered the National Phase in September of 2023. There are pending applications in this fourth lineage in the U.S., Canada, Australia, Great Britain, Europe, Korea, Singapore, China, and Japan.

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

Other Healthcare and Data Privacy and Security Laws

Pharmaceutical and medical device manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, data privacy and security, and transparency laws and regulations, as well as similar foreign laws in the jurisdictions outside the U.S. Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers, and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health-related and other personal information. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting obligation, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs, and individual imprisonment.

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

Employees

As of December 31, 2023, we had 88 full-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. Employee turnover has not had a material impact on our operations. We consider our relationship with our employees to be good. Additionally, of December 31, 2023, we had 57 consultants.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $62.7 million and $55.3 million for the fiscal years ended December 31, 2023 and December 31, 2022, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical and clinical development activities.

In addition, we expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through pre-clinical and clinical development, expand our research and development and manufacturing activities, complete pre-clinical studies and clinical trials, seek regulatory approval, and, if we receive FDA approval, commercialize our products. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as non-clinical or pre-clinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with ENT disease treatment product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

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
•
discover and develop additional product candidates;
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

We currently operate with limited resources. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Based on our current operating plans, and without additional funding there is substantial doubt about our ability to continue as a going concern. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion of our expected cash runway. This cash runway estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time as the Company can generate significant revenue from product sales, if ever, it plans to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements, but there can be no assurances that such financing will continue to be available to us on satisfactory terms, or at all.

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

We will continue to need additional capital, which we may raise through equity offerings, debt financings, marketing, and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements or other sources. Additional sources of financing might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned clinical trials or obtain approval of any of our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development or reduce our operations. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

We will require substantial funds to further develop, manufacture, obtain approval for, and commercialize our product candidates, including LYR-210, for which we initiated two pivotal Phase 3 clinical trials. We will also require substantial funds to further develop, obtain approval for, and commercialize our other product candidate, LYR-220, which has completed a Phase 2 clinical trial.

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

We maintain our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and U.S. treasury bills and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

Our business is highly dependent on the success of our most advanced product candidate, LYR-210, which will require additional clinical testing before we can seek regulatory approval and potentially launch our product. If LYR-210 does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for, and successfully commercialize our most advanced product candidate, LYR-210. We currently have no products that are approved for commercial sale and have not completed the development of any product candidates, and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to LYR-210 and LYR-220, which will each require additional clinical development and potential additional pre-clinical development, management of clinical and medical affairs and manufacturing activities, regulatory approval in multiple jurisdictions, the securing of manufacturing supply, the building of a manufacturing and commercial organization, substantial investment, and significant marketing efforts before we can generate any revenues from any commercial sales. We cannot be certain that LYR-210 and LYR-220 will be successful in ongoing or future clinical trials, receive regulatory approval, or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market LYR-210 and LYR-220 from the FDA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized, profitable, widely accepted in the marketplace, or more effective than other commercially available alternatives. Nor can we be certain that, if and when approved, the safety and efficacy profile of LYR-210 and LYR-220 will be consistent with the profiles observed in clinical trials.

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

LYR-210 is our most advanced product candidate, and if we experience regulatory or developmental issues with respect to LYR-210, our development plans and business could be significantly harmed. Moreover, if we experience similar regulatory or developmental issues with LYR-220 or future product candidates, our development plans and business could be significantly harmed. Further, our competitors may be developing products with similar mechanisms of action and may experience problems with their products that could identify problems that would potentially harm our business.

Managing our obligations under our license and other strategic agreements may divert management time and attention, causing delays or disruptions to our business.

We are party to the LianBio License Agreement, as amended. The LianBio License Agreement grants an exclusive license to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Macau, and Taiwan), Singapore, South Korea, and Thailand, or the Territory. Furthermore, under the LianBio License Agreement, LianBio has the first right to obtain a license to develop and commercialize LYR-220. We also may in the future enter into license and strategic agreements, which, subject us to various obligations, including diligence obligations, reporting and notification obligations, payment obligations for achievement of certain milestone as well as other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

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

If LianBio is unable to find a third party to acquire its rights under the LianBio License Agreement, it may materially harm our business, financial condition, results of operations and prospects.

LianBio announced that in October 2023 its Board of Directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, will be completed by the end of 2024. LianBio announced in 2024 that it was further reducing the size of its workforce to approximately 50 employees with plans to reduce that number further over the course of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement. If LianBio is unable to find a third party to acquire LianBio’s rights under the LianBio License Agreement, it may materially harm our business, financial condition, results of operations and prospects.

Our operating activities may be restricted by certain covenants in our license and strategic agreements, which could limit our development and commercial opportunities.

In connection with our license and strategic agreements, we may agree to and be bound by negative covenants which may limit our development and commercial opportunities. For example, pursuant to the LianBio License Agreement, we made certain covenants to not commercialize a competing product anywhere in the Territory, nor collaborate with, enable, or otherwise authorize, license, or grant any right to any third party to commercialize a competing product anywhere in the Territory, subject to certain carve-outs. We also made certain covenants to grant an exclusive option to LianBio for the development and commercialization of LYR-220 in the Territory. These provisions may inhibit our development efforts, prevent us from forming strategic collaborations to develop and potentially commercialize any other product candidates and may materially harm our business, financial condition, results of operations and prospects.

Failure to obtain marketing approval in international jurisdictions would prevent our products from being marketed in such jurisdictions.

In order to market and sell our products in jurisdictions outside of the United States, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Additionally, we may be dependent on third-party collaborators to develop and commercialize our product candidates in certain international jurisdictions, such as in the case of our exclusive license agreement with LianBio for the development and commercialization of LYR-210 in the Territory. In the agreement with LianBio, while we have agreed that we must use commercially reasonable efforts to complete a global Phase III clinical trial for LR-210 and seek regulatory approval in the United States, LianBio must also use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize LYR-210 in the Territory. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in other jurisdictions. We and our third-party collaborators may not be able to file for marketing approvals, and even if we do, we may not obtain necessary approvals to commercialize our medicines in any market.

We have entered into a collaboration, and may enter into other collaborations, that place the development and commercialization of our product candidates outside our control, require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, our product candidates may not reach their full market potential.

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. For some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates in selected geographic territories or for selected patient populations. For example, we are party to the LianBio License Agreement to develop and commercialize LYR-210 in the Territory. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration or successfully maintain a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed or existing collaboration and the proposed or existing collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing therapies, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate. The terms of any existing or additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We initiated the pivotal Phase 3 clinical trials for our most advanced product candidate, LYR-210. Additionally, we plan to continue clinical development on our other product candidate, LYR-220. It is impossible to predict when or if either of our product candidates will prove effective and safe in humans or if we will receive regulatory approval for any of our product candidates, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we may need to complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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
▪
we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
▪
clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs;
▪
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
▪
we may be unable to enroll a sufficient number of patients in our clinical trials to ensure adequate statistical power to detect any statistically significant treatment effects;
▪
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
▪
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
▪
we may experience delays in reaching or fail to reach agreement on acceptable pre-clinical study or clinical trial contracts or pre-clinical study or clinical trial protocols with prospective trial sites;
▪
the cost of pre-clinical studies or clinical trials of our product candidates may be greater than we anticipate and we may not have funds to cover the costs;
▪
the supply or quality of our product candidates or other materials necessary to conduct pre-clinical studies or clinical trials of our product candidates, or commercialize our products, may be insufficient or inadequate;

▪
regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
▪
any current or future collaborators that conduct pre-clinical studies or clinical trials may face any of the above issues, and may conduct pre-clinical studies or clinical trials in ways they view as advantageous to them but that are suboptimal for us; and
▪
any current or future collaborators that conduct pre-clinical studies or clinical trials may face any of the above issues, and may conduct pre-clinical studies or clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

We transitioned most of our clinical manufacturing from a contract manufacturing organization, or CMO, to an in-house manufacturing facility at our Watertown headquarters to produce LYR-210 and LYR-220. We also plan to scale up our in-house manufacturing capabilities in a new facility in Waltham, Massachusetts. We have never completed a technical transfer process to an in-house facility, built, owned or operated a commercial manufacturing facility, and there is no guarantee that we will be successful doing so. We have also never scaled up a manufacturing process in-house, and as such, our efforts carry regulatory, financial and operational risks, which could impact the timing of our future commercial launch. Throughout Item 1A, we refer to manufacturers, CMOs and suppliers interchangeably.

Parts of our manufacturing process are still outsourced and we expect them to remain outsourced. Our CMOs provide multiple different types of services to us. For example, some CMOs provide raw materials for our in-house manufacturing effort; some CMOs perform analytical testing for our starting materials, intermediates, drug product, and stability studies; and some CMOs provide services like sterilizing, packaging, and labeling.

In addition, as we transition from late-stage clinical trials toward approval and commercialization, and as we transition our clinical manufacturing processes from a CMO to our in-house facilities, it is common that various aspects of the development program, such as manufacturing methods and equipment, are altered along the way in an effort to optimize cost of goods, processes and results. Such changes carry the risk that these manufacturing efforts will not achieve these successfully or in a cost-efficient manner, or that we will be subject to additional requirements by the FDA or other regulatory bodies. Slight deviations resulting from technology transfer, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems with our in-house manufacturing process could restrict our ability to meet our clinical and regulatory timelines, and market demand for our products.

We also may encounter problems hiring and retaining the experienced scientific, quality and manufacturing personnel needed to operate our clinical and commercial manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our manufacturing process or facilities, or that of our CMOs, licensees and suppliers, could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional capital or capabilities.

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

We have conducted and are conducting clinical trials for LYR-210 outside the United States, primarily in Europe, and we may in the future choose to conduct other clinical trials outside the United States for LYR-210, LYR-220, or any of our other future product candidates. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP, including review and approval by an IEC and receipt of informed consent from subjects. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for which we intend to seek approval for the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials of our product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•
the impact of geopolitical events or other events such as the evolving COVID-19 pandemic.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, could materially modify, suspend, or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease pre-clinical studies or clinical trials, require us to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated, or deny approval of our product candidates for any or all targeted indications. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We currently train and expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with research, development, regulatory, manufacturing, quality assurance, and other pharmaceutical functions and commercialization, could include intentional, reckless, or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, the European Medicines Agency, or the EMA, and other similar regulatory authorities, including those laws that require the reporting of true, complete, and accurate information to such authorities; (ii) manufacturing standards; or (iii) data privacy, security, fraud and abuse, and other healthcare laws and regulations. Specifically, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of pre-clinical studies or clinical trials, creation of fraudulent data in pre-clinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

In the ordinary course of our business, we directly or indirectly collect and store sensitive data, including intellectual property, confidential information, pre-clinical and clinical trial data, proprietary business information, personal data, and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure has been and, from time to time, may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance, or other disruptions. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with COVID-19. Although, to our knowledge, we have not experienced any material security breach, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings (including class actions), liability under laws that protect the privacy of personal information, or significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our business reputation and delay our clinical development of our product candidates.

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

In the United States, the EU, and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could prevent or delay marketing approval of our products in development, restrict or regulate post-approval activities involving any product candidates for which we obtain marketing approval, impact pricing and reimbursement, and impact our ability to sell any such products profitably. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. In addition, new regulations are frequently adopted and interpretations of existing healthcare statutes may change over time.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, and advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, the EMA, and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. In addition, the sponsor of an approved NDA is subject to periodic inspections and other FDA monitoring and reporting obligations, including obligations to monitor and report adverse events and other information such as the failure of a product to meet the specifications in the NDA. NDA sponsors must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. The FDA may require changes in the labeling of already approved drug products and require that sponsors conduct post-marketing studies. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality.

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

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our business, financial condition, and results of operations may suffer in the event of information technology system failures, cyberattacks, data security incidents or deficiencies in our cybersecurity.

We rely on our information technology systems and those of our third-party service providers for both internal and external operations that are critical to our business. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and data we and our third-party providers maintain, including personal information, clinical trial data, and confidential and proprietary intellectual property, financial information, trade secrets, and other business information. Our information technology systems and data, and those of our third-party service providers, contractors and consultants are vulnerable to attack, interruption and damage from computer viruses and malware (e.g. ransomware), bugs, misconfigurations, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems and data are increasing in their frequency, levels of persistence, sophistication and intensity - including attacks conducted using artificial intelligence - and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems and data change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with, or effective in protecting our information technology systems and data. While we do not believe that we have experienced any material system failure or incident, from time to time, we and our third party providers have been the target of cybersecurity attacks, and we expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and number. While we do not believe that any incidents have had a material impact on our operations or financial results to date, we cannot guarantee that material incidents will not occur in the future. If such an incident were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We could also incur liabilities and the further development of our product candidates could be delayed. Further, any adverse impact to the availability, integrity or confidentiality of our information technology systems or data could expose us to legal claims or proceedings (including class actions), enforcement actions and investigations by regulatory authorities, and potentially result in penalties, fines and significant legal liability. We could also experience negative reputational impacts that cause an erosion of trust, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. Finally, cyber insurance we maintain may not be sufficient to cover the financial, legal, business or reputational losses that may result from an incident, and we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection, and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business.

We, and third parties on our behalf, receive, store, handle, transmit, use and otherwise process business information and information related to individuals, including from and about trial patients as well as our employees, business contacts, and service providers. We and our partners are subject to diverse state, federal, and international laws and regulations relating to data privacy and security, including, in the United States, the California Consumer Privacy Act, or the CCPA, and, in the EU and the European Economic Area, or EEA, the General Data Protection Regulation, or the GDPR. New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened, creating an ever evolving patchwork of privacy laws. For example, the CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. Complying with these numerous, complex, and often changing laws and regulations is expensive and difficult, and failure or perceived failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss, or other unauthorized use or disclosure of personal information, whether by us or another third-party, could adversely affect our business, financial condition, and results of operations, including but not limited to: damage to our reputation, an erosion of trust, and negative media attention; investigation costs; material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.

In Europe, the GDPR requires us, among other things, to make detailed disclosures to data subjects, to disclose the legal basis on which we can process personal data, to obtain valid consent for processing, to appoint data protection officers when sensitive personal data, such as health data, is processed on a large scale, and provides robust rights for data subjects, introduces mandatory data breach notification, imposes additional obligations on us when contracting with service providers, and requires us to adopt appropriate privacy governance including policies, procedures, training, and data audit. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, which could increase our costs and our ability to efficiently process personal data from the EEA. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the greater of €20 million or up to 4% of our total global annual revenue in the event of a significant breach. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations, and financial condition. Additionally, following the United Kingdom’s withdrawal from the EEA and the EU, companies have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover.

We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’, and employees’ personal information and other sensitive or confidential information will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations, and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information.

We face potential liability related to the privacy of health information we obtain from clinical trials sponsored by us.

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act. We are not currently classified as a covered entity or business associate under HIPAA. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR and legislation of the EU and EEA member states implementing it.

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

If we, our CROs, or other contractors or consultants fail to comply with applicable federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing, and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security, or reputational damage.

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

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Moreover, certain environmental laws may impose liability without regard to fault or legality of the action at the time of its occurrence. Environmental, health, and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, our in-house manufacturing efforts or our development efforts may be interrupted or delayed.

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally.

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our product candidates or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our policies and other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image, and goodwill, regardless of the truthfulness of such posts. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common stock.

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

Our product candidates are intended to compete directly or indirectly with existing products and treatments. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians, or patients. Hospitals, physicians, or patients may conclude that our potential products are less safe or effective or otherwise less attractive than these existing treatments. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable. In addition, physicians may prefer to treat patients with CRS by performing ethmoid sinus surgeries which may reduce demand for our product candidates, once approved.

There are a number of companies developing or marketing therapies for the treatment and management of CRS that may compete with our current product candidates, including many major pharmaceutical and biotechnology companies. These companies include, among others: Sanofi, GlaxoSmithKline, Regeneron, Optinose, Medtronic, Genentech and Novartis.

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

Similarly, our product candidates are physician-administered treatments and as such, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. To the extent separate coverage and reimbursement should become available for LYR-210, we anticipate that it will be sold to physicians on a “buy and bill” basis. Buy and bill products must be purchased by healthcare providers before they can be administered to patients. Healthcare providers subsequently must seek reimbursement for the product from the applicable third-party payor, such as Medicare or a health insurance company. Healthcare providers may be reluctant to administer our product candidates, if approved, because they would have to fund the purchase of the product and then seek reimbursement, which may be lower than their purchase price, or because they do not want the additional administrative burden required to obtain reimbursement for the product. We do not know if, or at what level, physicians may receive reimbursement for treating patients with CRS with our product candidates, or for performing the procedure to insert our product candidates, or if such reimbursement will be deemed adequate by such physicians.

Further, the status of reimbursement codes for any of our product candidates, if approved, could also affect reimbursement. J-Codes are reimbursement codes maintained by the Centers for Medicare and Medicaid Services, or CMS, that are a component of the Healthcare Common Procedure Coding System and are typically used to report injectable drugs that ordinarily cannot be self-administered. We currently do not have a specific J-Code for any of our product candidates. If our product candidates are approved, we may apply for one but cannot guarantee that a J-Code will be granted. To the extent separate coverage or reimbursement is available for any product candidate, if approved, and a specific J-Code is not available, physicians would need to use a non-specific miscellaneous J-Code to bill third-party payors for these physician-administered drugs. Because miscellaneous J-Codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. These claims must often be submitted with additional information and manually processed, which can delay claims processing times as well as increase the likelihood for claim denials and claim errors. We cannot be sure that coverage and reimbursement in the United States, the EU, or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

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

Our product candidates, LYR-210 and LYR-220, are bioabsorbable polymeric matrices designed to be administered in a non-invasive, in-office procedure by an ENT physician under endoscopic visualization via a single-use applicator. While we believe ENT physicians will be able to administer our product candidates, if successfully developed and approved, in conjunction with an endoscopy procedure, thereby making the placement aligned with the existing care continuum for CRS patients and eliminating the need for ENT physicians to schedule separate surgical time, ENT physicians may not adopt our in-office procedure for a number of reasons, including:

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
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•
our inability to set a suitable price or establish reasonable reimbursement rates for our product candidates.

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
•
the burden of complying with complex and changing foreign regulatory, tax, accounting, and legal requirements; and
•
reduced protection of intellectual property rights in some foreign countries, among others.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies, and other public and private research organizations. Many of these competitors may have compounds already approved or in development in the therapeutic categories that we are targeting with our current and future product candidates. In addition, many of these competitors, either alone or together with their collaborative partners, may operate larger research and development programs or have substantially greater financial resources than we do, as well as greater experience in

•
developing product candidates; and
•
formulating and manufacturing products; and launching, marketing, and selling products, among others.

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

The use of our product candidates, including LYR-210 and LYR-220, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. For example, complications arising from the placement procedure for LYR-210 or LYR-220, or from the degradation or dislodgment of the LYR-210 or LYR-220 polymeric matrix within the sinuses after placement, or from foreign growth occurring in the sinus after placement, could give rise to product liability claims against us. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies, or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs, which may not be covered by insurance. In addition, regardless of merit or eventual outcome, product liability claims may result in significant consequences including:

•
impairment of our business reputation and significant negative media attention; and
•
product recalls, withdrawals or labeling, marketing, or promotional restrictions, among others.

Risks Related to Our Dependence on Third Parties

We currently manufacture our clinical materials in-house, but we may rely on third parties for certain development and manufacturing-related services and we do not currently have long-term contracts with any of these parties. Any inability to scale up our internal manufacturing capabilities, successfully transfer our manufacturing process to our in-house facility, or our continued reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We have previously relied on third parties for certain development and manufacturing-related services during clinical development of our product candidates, and may rely on third parties for certain manufacturing-related services if any of our product candidates receive marketing approval. Certain of these manufacturers are critical to our production and the loss of these manufacturers to one of our competitors or otherwise, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent, or impair our ability to timely conduct pre-clinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts.

The facilities used by certain third-parties involved in the production of our product candidates or components of our product candidates may require FDA clearance pursuant to inspections that may be conducted after we submit an NDA to the FDA. While we may be able to mitigate risks through our diligence and contracting processes, when we utilize third parties for manufacturing, we are dependent on them for compliance with cGMP requirements for manufacture of drug products and other laws and regulations. If these third-party manufacturers cannot successfully manufacture or supply material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Some of our contract manufacturers may not have produced a commercially-approved product and therefore may not have obtained the requisite FDA approvals to do so. In addition, we are limited in our ability to ensure third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved.

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

Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers or suppliers entails additional risks, including:

•
breach of the manufacturing agreement by the third party;
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

If any of our relationships with these third-parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional CROs, investigators, and other third parties involve additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Our relationships with these third parties may also be adversely affected by geopolitical events such as the current conflict between Russia and Ukraine, or other events such as the evolving COVID-19 pandemic. For instance, COVID-19 and government measures taken in response have had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators, and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

Filing, prosecuting, and defending our intellectual property in countries throughout the world could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Therefore, we may choose not to pursue or maintain protection for certain intellectual property in certain jurisdictions. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent such competitors from competing.

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

We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development, regulatory affairs, and sales, marketing, and distribution over the next few years. As of December 31, 2023, we had 88 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are highly dependent on our management and directors, including our chief executive officer, Maria Palasis, Ph.D., among others. Due to the specialized knowledge each of our officers and key employees possesses with respect to our product candidates and our operations, the loss of service of any of our officers or directors could delay or prevent the successful enrollment and completion of our clinical trials. We do not carry key person life insurance on our officers or directors. Although we have employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

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

Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly above or below the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

We may engage in acquisitions or strategic partnerships that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

In the future, we may enter into transactions to acquire other businesses, products, or technologies or enter into strategic partnerships, including licensing. If we do identify suitable acquisition or partnership candidates, we may not be able to make such acquisitions or partnerships on favorable terms, or at all. Any acquisitions or partnerships we make may not strengthen our competitive position, and these transactions may be viewed negatively by employees, customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business or partnership that are not covered by the indemnification we may obtain from the seller or our partner. In addition, we may not be able to successfully integrate any acquired personnel, technologies, and operations into our existing business in an effective, timely, and non-disruptive manner. Acquisitions or partnerships may also divert management attention from day-to-day responsibilities, lead to a loss of key personnel, increase our expenses, and reduce our cash available for operations and other uses. We cannot predict the number, timing, or size of future acquisitions or partnerships or the effect that any such transactions might have on our operating results.

Risks Related to Our Common Stock

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price may be volatile. The stock market in general and the market for smaller biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your purchase price. The market price for our common stock may be influenced by many factors, including:

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
•
changes in physician, hospital, or healthcare provider practices that may make our product candidates less useful or appealing;
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
•
changes in the structure of healthcare payment or reimbursement systems;
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

Based on the number of shares of common stock outstanding as of March 1, 2024, our current executive officers, directors, and stockholders who own more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 70.49% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management, and approval of any merger, consolidation, or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of approximately 57.2 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the ninth amended and restated investor rights agreement between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have taken advantage of reduced reporting burdens in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q including by providing only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.

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

As a public company, we incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our Board of Directors.

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

Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If we obtain marketing approval for LYR-210 and/or LYR-220, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

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

As of December 31, 2023, we had net operating loss carryforwards, or NOLs, of $128.3 million for federal income tax purposes and $48.3 million for state income tax purposes, which may be available to offset our future taxable income, if any, and begin to expire at various dates through 2043. As of December 31, 2023, we also had federal and state research and development credit carryforwards of $5.3 million, which begin to expire at various dates through 2043. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, or IRC, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. The Company had performed an IRC 382 study during the prior year which resulted in identifying three separate ownership changes that occurred on March 31, 2006, January 17, 2020, and April 13, 2022. We performed an update assessment to our 382 analysis in conjunction with the May 2023 financing noting no additional ownership change. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

New tax legislation may impact our results of operations and financial condition.

The Inflation Reduction Act of 2022 introduced, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. The U.S. government may enact further significant changes to the taxation of business entities. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict the ultimate impact of the Inflation Reduction Act or any such further changes on our business.

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

International terrorism, political unrest and wars could delay or disrupt our business activity, and if any conflict escalates or spills over to or otherwise impacts additional regions, it could heighten many of the other risk factors described in this Item 1A. In addition, the COVID-19 global pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, has fallen. If the COVID-19 pandemic resurges, our business and operations could be adversely affected again. Similarly, if another pandemic unfolds or if a geopolitical crisis escalates, our business and operations could be adversely affected.

We are subject to various risks associated with increased scrutiny of environmental, social, and governance matters.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their environmental, social and governance (“ESG”) practices, including regarding climate change and diversity & inclusion, among others. While we may, from time to time, engage in efforts to improve our ESG profile or respond to stakeholder expectations, such efforts may be costly and may not have the desired effect. Any negative perception of our ESG performance, whether or not accurate, could result in negative stakeholder sentiment, which may result in a reduction in interest in our stock or products, issues in attracting/retaining employees or business partners, or other adverse impacts on our business. There are also increasing regulatory obligations, disclosure-related and otherwise, on companies regarding ESG matters. For example, various policymakers, including the SEC and the State of California, have adopted or are considering adopting requirements for companies to provide significantly expanded disclosure on climate-related information, which may require us to incur additional costs and require attention from management, including in connection with internal controls on matters that have not previously been subject to such requirements. These and other stakeholder expectations may result in increased scrutiny that could increase any of the risks identified in this risk factor. Certain customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the core principles of the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a lead IT person principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Our business, financial condition, and results of operations may suffer in the event of information technology system failures, cyberattacks, data security incidents, or deficiencies in our cybersecurity.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding significant cybersecurity incidents.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also periodically receives briefings from management on our cyber risk management program.

Our management team, including the Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The CFO has primary responsibility for our overall cybersecurity risk management program and supervises both our internal information technology personnel and our retained external cybersecurity consultants. Our management team’s cybersecurity experience is limited.

Our management team stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

We occupy office and laboratory space in Watertown, Massachusetts under a lease agreement, as amended, that terminates on April 30, 2027. We do not own any real property. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

In May 2022, we executed a new lease for laboratory, manufacturing, and office space in Waltham, Massachusetts. This lease commenced on December 21, 2023 when we obtained possession of the underlying asset, following completion of construction.

In December 2023, we executed a sublease for laboratory and office space in Waltham, Massachusetts. We obtained possession and this sublease commenced on January 2024.

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

Holders

As of March 1, 2024, there were approximately 68 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

Dividends

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

In the quarter ended December 31, 2023, we did not repurchase any of our equity securities or issue any securities that were not registered under the Securities Act.

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

Overview

We are a clinical-stage biotechnology company focused on the development and commercialization of innovative, anti-inflammatory therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. Our product candidates, LYR-210 and LYR-220, are bioabsorbable nasal inserts designed to be administered in a simple in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS with a single administration. The therapeutic embedded within LYR-210 and LYR-220 is mometasone furoate, or MF, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States.

LYR-210

LYR-210 is designed to treat CRS patients who have failed previous medical management. LYR-210 has a smaller dimension and is intended for patients with narrow anatomy, primarily patients who have not undergone ethmoid sinus surgery. A pivotal Phase 3 program of LYR-210, called the ENLIGHTEN program, consists of two pivotal trials and is currently ongoing.

LYR-220

Our second pipeline product candidate, LYR-220, is designed for use in CRS patients who have failed previous medical management and who continue to require treatment to manage CRS symptoms despite having had ethmoid sinus surgery. LYR-220 employs a larger matrix designed for patients whose nasal cavity is larger including those patients whose nasal cavity is larger after having undergone ethmoid sinus surgery. A Phase 2 clinical trial of LYR-220, called BEACON, has recently concluded and topline data have been presented.

Our Technology

Our innovative and proprietary drug delivery technology is designed to locally and continuously deliver small molecule drugs to the affected tissue over a sustained period of time from a single administration. The technology is comprised of three interrelated components:

•
a bioabsorbable mesh scaffold, which is designed to maximize surface area for drug release while maintaining underlying tissue function;
•
an engineered elastomeric matrix, a polymeric matrix composed of polymers having elastic characteristics, which has advanced physical properties resulting in implants with “shape memory” that dynamically adapt to nasal anatomy; and
•
a versatile polymer-drug complex, which is designed to deliver six months of continuous local drug therapy with a single treatment.

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

From inception through December 31, 2023, we have raised an aggregate of $416.1 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 Financing (as defined below), $46.5 million were net proceeds from our May 2023 Financing (as defined below), $57.3 million were net proceeds from our initial public offering, $16.8 million were gross proceeds from government contracts and $17.0 million were gross proceeds from the LianBio License Agreement. Further, the Company currently has an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of December 31, 2023, the Company sold 6,017,568 shares resulting in net proceeds of $19.1 million.

We have incurred significant net operating losses in every year since inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $62.7 million and $55.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $311.4 million. We anticipate that our expenses will continue to increase significantly as we:

•
conduct additional clinical trials of our most advanced product candidate, LYR-210, including two ongoing pivotal Phase 3 clinical trials of LYR-210;
•
conduct a Phase 3 clinical trial of LYR-220;
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

Based on our current operating plan, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. As of December 31, 2023, we had cash and cash equivalents totaling $22.4 million and short-term investments of $80.4 million and management believes that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. As of December 31, 2023, we have recognized $3.2 million of collaboration revenue from our LianBio License Agreement.

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

We assessed this arrangement in accordance with ASC 606: Revenue from Contracts with Customers (“ASC 606”), and concluded that the contract counterparty, LianBio, is a customer. At the commencement of the arrangement, we identified the following material promises: (1) license to develop and commercialize LYR-210, (2) manufacturing activities related to the clinical supply of LYR-210, (3) a non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure, and (4) the Company’s performance of the development activities related to the global Phase 3 clinical trial. We determined that the license to develop and commercialize LYR-210, the manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure represent a single performance obligation because of the specialized nature of the LYR-210 manufacturing process whereby the license cannot be separated from the manufacturing activities related to the supply of LYR-210 and the right to manufacture LYR-210 is only available if there is a supply failure. For the purposes of ASC 606, we determined there were two distinct performance obligations: (1) the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure, and (2) the Company’s performance of the development activities related to the global Phase 3 clinical trial.

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

LianBio announced that in October 2023 its Board of Directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, will be completed by the end of 2024. LianBio announced in 2024 that it was further reducing the size of its workforce to approximately 50 employees with plans to reduce that number further over the course of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement.

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
•
costs related to compliance with clinical regulatory requirements; and
•
facility costs and other allocated expenses, which include expenses for rent and maintenance of our facility, utilities, depreciation, and other supplies; and
•
costs related to the termination of an agreement with a former contract manufacturer organization; and
•
impairment costs related to long-lived assets.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate and conduct additional clinical trials, including two clinical trials for LYR-210 and one clinical trial for LYR-220, scale our manufacturing processes, and continue to discover and develop additional product candidates.

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
•
approval of an IND for any potential future product candidate to commence planned or future clinical trials in the United States or foreign countries;
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

We expect that our general and administrative expenses will continue to increase in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys, and accountants, among other expenses. Additionally, we will continue to incur increased expenses associated with being a public company, including costs of additional personnel, accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and short-term investments.

Income Tax Expense

Income tax consists of income tax related to the Company's Massachusetts Security Corporation. The Company has not recorded any benefits related to its operating losses due to uncertainty regarding future taxable income.

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

Going Concern Evaluation and Presentation

Based on our current operating plan, we believe that our current cash, cash equivalents, and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. Significant assumptions exist surrounding the use of our capital resources which could give rise to the use of available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of LYR-210 and LYR-220 is highly uncertain, we are unable to estimate the actual funds we will require for development, approval, and any approved marketing and commercialization activities.

Revenue Recognition

Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

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

Collaborative arrangement revenue

On May 31, 2021, and amended on September 26, 2022, the Company entered into the LianBio License Agreement with LianBio, to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the arrangement.

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

We account for stock-based awards to non-employees in accordance with ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU No. 2018-07, which simplifies the accounting for stock-based payments granted to non-employees for goods and services. Under ASU No. 2018-07, most of the guidance on such payments to non-employees would be aligned with the requirements for stock-based payments granted to employees. Stock-based compensation arrangements to non-employees are accounted for in accordance with the applicable provisions of ASC 718 using a grant date fair value approach.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Dollar
	2023	2022	Change
Collaboration revenue	$1,558	$1,363	$195
Operating expenses:
Research and development	48,029	38,797	9,232
General and administrative	19,057	17,556	1,501
Loss on impairment of long-lived assets	1,592	1,316	276
Total operating expenses	68,678	57,669	11,009
Loss from operations	(67,120)	(56,306)	(10,814)
Other income:
Interest income	4,499	1,041	3,458
Total other income	4,499	1,041	3,458
Loss before income tax expense	(62,621)	(55,265)	(7,356)
Income tax expense	(59)	(13)	(46)
Net loss	$(62,680)	$(55,278)	$(7,402)

Collaboration Revenue

The increase in collaboration revenue was a result of revenue recognized under the LianBio License Agreement.

Research and Development Expenses

Research and development expense increased by $9.2 million to $48.0 million for the year ended December 31, 2023 from $38.8 million for the year ended December 31, 2022.

The increase in research and development expenses for the year ended December 31, 2023 was primarily attributable to an increase in clinical spend of $6.3 million as we progress our clinical trials; an increase in employee related costs of $4.6 million as we increased research and development headcount, a $0.4 million cost increase due to depreciation and shared allocation and support costs within research and development; and an increase in professional and consulting costs of $0.4 million related to additional research and development activities. The increase in research and development expenses for the year-ended December 31, 2023 were partially offset by a $2.0 million decrease in product development and manufacturing costs related to bringing production efforts in-house; and a $0.6 million gain related to our legal settlement with a former contract manufacturer.

General and Administrative Expenses

General and administrative expense increased by $1.5 million to $19.1 million for the year ended December 31, 2023 from $17.6 million for the year ended December 31, 2022.

The increase in general and administrative expenses for the year ended December 31, 2023 was primarily attributable to an increase in employee related fees of $1.0 million; an increase of $0.8 million in professional and consulting fees to support increased G&A activities; $0.4 million related to the Company's financing efforts and a $0.3 million cost increase due to depreciation and shared allocation and support costs with respect to general & administrative matters. The increase in general and administrative expenses for the year-ended December 31, 2023, were partially offset by a $1.0 million decrease in costs related to savings on D&O insurance.

Loss on Impairment of Long-Lived Assets

In October of 2022, we terminated an agreement with a contract manufacturer organization, or CMO. Prior to termination, we had funded certain leasehold improvements at the CMO’s facility that we do not anticipate receiving the benefit of in the future and has accordingly impaired the respective assets. Additionally, we recognized $1.6 million and $1.3 million related to loss on impairment of long-lived research and development assets for the periods ended December 31, 2023 and 2022, respectively, both related to the agreement termination referred to above based on specific facts and circumstances in the respective periods. This impairment evaluation related to the net book value of leasehold improvement and laboratory equipment assets held at the CMO.

Interest Income

Interest income increased $3.5 million to $4.5 million for the year ended December 31, 2023 from $1.0 million for the year ended December 31, 2022. The increase in interest income was attributable to higher cash balances and an improved cash management and investment strategy for the year ended December 31, 2023.

Income Tax Expense

During the year ended December 31, 2023 we recorded an income tax expense related to investment income of $59,000 related to our short-term investments held by our Massachusetts Securities Corporation. During the year ended December 31, 2022, we recorded an income tax expense of $13,000 related to our short-term investments held by the Massachusetts Securities Corporation. The increase in income tax expense was primarily attributable to the balance held within our short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

From inception through December 31, 2023, we have raised an aggregate of $416.1 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 Financing (as defined below), $46.5 million were net proceeds from our May 2023 Financing (as defined below), $57.3 million were net proceeds from our initial public offering, $16.8 million were gross proceeds from government contracts and $17.0 million were gross proceeds from our license and collaboration agreement. Further, the Company currently has an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of December 31, 2023, the Company sold 6,017,568 shares resulting in net proceeds of $19.1 million.

The following table provides information regarding our total cash, cash equivalents, and short-term investments at December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$22,353	$32,550
Short-term investments	$80,400	$65,344

We currently have an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021, or the Form S-3, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of December 31, 2023, the Company sold 6,017,568 shares resulting in net proceeds of $19.1 million. See Note 7 for additional details.

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

On May 25, 2023, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), with the purchasers named therein (the "Investors"), pursuant to which the Company agreed to sell securities to the Investors in a private placement (the "Private Placement"). The Purchase Agreement provided for the sale and issuance by the Company of: (i) an aggregate of 17,652,962 shares (the "Shares") of the Company's common stock, par value $0.001 per share (the "Common Stock"), and pre-funded warrants to purchase up to 2,408,188 shares of Common Stock (the "Pre-Funded Warrants"), with an exercise price of $0.001 per share, and (ii) accompanying warrants to purchase up to 10,030,575 shares of Common Stock (the "Purchase Warrants"), with an exercise price of $2.673 per share, for aggregate gross proceeds of approximately $50.0 million, before deducting private placement expenses. Each Share (or Pre-Funded Warrant to purchase one share) was issued with an accompanying Purchase Warrant to purchase one-half of one share, and the combined effective purchase price per share (or Pre-Funded Warrant to purchase one share) and accompanying Purchase Warrant to purchase one-half of one share was $2.4925 (less the exercise price of the Pre-Funded Warrant, if applicable). Each Pre-Funded Warrant was exercisable immediately and will expire on May 31, 2028. Each Purchase Warrant will be exercisable at any time on or after November 30, 2023 and will expire on November 30, 2028.

The closing of the Private Placement occurred on May 31, 2023.

On September 1, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company's common stock for aggregate gross proceeds of up to $50.0 million. The offering and sale of up to $50.0 million of the common shares has been registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the Company's Registration Statement on Form S-3 (File No. 333-256020) (the "Registration Statement"), which was originally filed with the SEC on May 11, 2021, and declared effective by the SEC on May 20, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement relating to the shares that was filed with the SEC on September 1, 2023 (the "Prospectus Supplement").

Pursuant to the Sales Agreement, Cantor may sell the shares in sales deemed to be "at the market offerings" as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the shares under the Sales Agreement and may at any time suspend or terminate the offering of the shares pursuant to the Sales Agreement upon notice to Cantor and subject to other conditions. Cantor will act as sales agent and will use commercially reasonable efforts to sell on the Company's behalf all of the shares requested to be sold by the Company, on mutually agreed terms between Cantor and the Company.

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

On October 2, 2023, the Company sold an aggregate of 3,017,568 shares of common stock under the Sales Agreement, at a weighted average price of $3.71 per share, which generated net proceeds of $10.9 million. On November 15, 2023, the Company sold an aggregate of 3,000,000 shares of common stock under the Sales Agreement, at a weighted average price of $2.88 per share, which generated net proceeds of $8.2 million. On February 12, 2024, the Company executed a trade against the ATM Sales Agreement for a total of 1,041,666 shares at $4.80 per share for net proceeds of $4.8 million. Note this was not included in the cash & cash equivalents balance as of December 31, 2023.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(63,304)	$(43,385)
Net cash used in investing activities	(12,584)	(65,006)
Net cash provided by financing activities	65,691	96,257
Net decrease in cash, cash equivalents and restricted cash	$(10,197)	$(12,134)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $63.3 million for the year ended December 31, 2023, primarily resulting from our net loss of $62.7 million, partially offset by non-cash adjustments of $4.3 million and cash used from changes in our operating assets and liabilities of $4.9 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses. Our net non-cash charges during the year ended December 31, 2023 primarily consisted of $5.9 million of share-based compensation expense, $1.6 million of non-cash loss on impairment of long-lived assets and $0.3 million of depreciation expense, which were partially offset by $3.5 million of net amortization of premiums on short-term investments. Net cash used in our operating assets and liabilities during the year ended December 31, 2023 consisted primarily of a decrease of $1.6 million of deferred revenue, as well as an increase in right-of-use assets of $5.1 million, a decrease in operating lease liabilities, of $1.2 million, both of which were partially offset by an increase in accrued expenses and accounts payable of $1.9 million and a decrease in prepaid expenses and other assets of $1.1 million due to the timing of payments.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $12.6 million for the year ended December 31, 2023 compared to $65.0 million for the year ended December 31, 2022. The decrease in cash used in investing activities of $52.4 million was attributable to a decrease in the net purchase of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $65.7 million for the year ended December 31, 2023 compared to $96.3 million for the year ended December 31, 2022. The decrease in cash provided by financing activities of $30.6 million was primarily attributable to the change in net proceeds from our equity financings. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion of the Company's equity financings.

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

Management’s plans to obtain resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements and short-term borrowings from banks, stockholders or other related parties, if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its aforementioned plans.

Our future capital requirements will depend on many factors, including:

•
the costs of conducting future clinical trials of LYR-210 and LYR-220;
•
the costs of manufacturing additional material for one or more pivotal Phase 3 clinical trials of LYR-210 and a Phase 3 clinical trial of LYR-220 as well as potential future clinical studies we might conduct for our other product candidates;
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

Further, the global economy, including credit and financial markets, has periodically experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. All of these factors could impact our liquidity and future funding requirements, including but not limited to our ability to raise additional capital when needed on acceptable terms, if at all. The duration of any economic slowdown is uncertain and the impact on our business is difficult to predict. See “Risk Factors— Unstable global political or economic conditions may have serious adverse consequences on our business, financial condition and share price.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K and are incorporated herein by reference. An index to those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Remediation of Material Weakness

In connection with the preparation of our unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2022, management identified a material weakness in our internal control over financial reporting related to the allocation of the translation price related to the LianBio License Agreement, which was entered into on May 31, 2021, and the associated allocation of previously identified constrained amounts of the transaction price to the two performance obligations identified in the LianBio License Agreement. This material weakness resulted in a restatement of our previously issued financial statements as of and for the three months ended March 31, 2022 and our previously issued financial statements as of and for the three and six months ended June 30, 2022.

In response to the material weakness, and as previously disclosed in Item 9A of our annual report on Form 10-K for the year ended December 31, 2022, we implemented a remediation plan which included, enhancing our review procedures with respect to accounting for any new and complex transactions through the use of third parties to assist with technical accounting in key judgment areas, implementing additional review procedures with respect to ASC 808 and ASC 606, and enhancing internal controls with regards to complex and nonrecurring transactions. The enhancements made to our control environment were in place as of December 31, 2023, and based on the evaluation of relevant internal controls, management has concluded that the material weakness previously identified have been remediated as of December 31, 2023.

To remediate the material weakness, we studied and clarified our understanding of the accounting for contracts that may be settled in the Company’s own stock, such as warrants, as highlighted in the SEC Statement and enhanced the accounting policy, controls and procedures related to the accounting for such contracts to determine proper accounting in accordance with U.S. GAAP as clarified by the SEC Statement. While these actions are subject to ongoing management evaluation, including the validation and testing of internal controls over a sustained period of financial reporting cycles, we are committed to remediating internal controls deficiencies as they are identified and committed to the continuous improvement of our overall control environment.

Changes in Internal Control Over Financial Reporting

Other than as described above under “Remediation of Material Weakness”, there has been no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

a) None.

b) During the fiscal quarter ended December 31, 2023, none of our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)		Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Terms	Date Terminated
Maria Palasis, Ph.D., President & Chief Executive Officer	December 21, 2023	Rule 10b5-1 Trading Arrangement	(3)	Up to 92,487 shares to be sold	August 1, 2024 and March 14, 2025	(4)	N/A
1.
The trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
2.
The trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. The trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule. The arrangement also provided or provides for automatic expiration in the event of death or a personal bankruptcy filing.
3.
Complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in December 2023.
4.
Dr. Palasis adopted this trading arrangement for shares subject to option agreements that are scheduled to expire in 2025.

On March 18, 2024, the Company’s Board of Directors granted 275,000 restricted stock units to Dr. Waksal, which will vest in a single installment on January 31, 2025, and an option to purchase 500,000 shares of the Company’s common stock to Dr. Palasis, which vests in 48 equal monthly installments commencing on January 31, 2024. In addition, on March 21, 2024, the Company’s Board of Directors granted 385,000 performance-based restricted stock units to Dr. Waksal and a performance-based option to purchase 550,000 shares of the Company’s common stock to Dr. Palasis. Each of these performance-based awards will vest in a single installment on January 31, 2028, subject to the achievement by the Company of certain specified strategic milestones within specified timeframes, with potential accelerated vesting in connection with a change in control or qualifying termination of the executive officer’s employment.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following table presents information concerning our board of directors as of December 31, 2023.

Name	Age	Position	In Current Position Since
Harlan W. Waksal, M.D.	70	Executive Chair and Chairperson of the Board	February 2022
Maria Palasis, Ph.D.	59	President and Chief Executive Officer and Director	January 2015
Michael Altman	42	Director	June 2018
Edward Anderson	74	Director	February 2019
C. Ann Merrifield	72	Director	September 2019
Konstantin Poukalov	40	Director	January 2020
W. Bradford Smith	68	Director	November 2019
Nancy Snyderman, M.D., FACS	71	Director	October 2020
James R. Tobin	79	Director	March 2022

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

Michael Altman has served as a member of our board of directors since June 2018. Since 2007, Mr. Altman has been employed on the investment team at Perceptive Advisors, a life sciences focused investment firm, where he currently serves as Managing Director and focuses on medical devices, diagnostics, digital health and specialty pharmaceutical investments. Since October 2018, Mr. Altman has also served as Chief Financial Officer and member of the board of directors of ARYA Sciences Acquisition Corp. I, II, III, and IV, special purpose acquisition companies. From October 2005 to October 2007, Mr. Altman served as a healthcare trader and analyst at First New York Securities. Since June 2021, Mr. Altman has served on the board of directors of Nautilus Biotechnologies, Inc., a biotechnology company. Mr. Altman has also served on the board of directors of Vitruvius Therapeutics, Inc., a pharmaceutical company, since January 2018. Mr. Altman holds a B.S. in Business Administration from the University of Vermont and is a CFA Charter Holder. We believe that Mr. Altman’s broad operational and transactional experience qualifies him to serve on our board of directors.

Edward Anderson has served as a member of our board of directors since February 2019. Mr. Anderson founded two venture capital firms, North Bridge Venture Partners in June 1994, where he currently serves as a Managing Partner focusing on early-stage high-tech companies, and North Bridge Growth Equity in February 2007. Mr. Anderson currently serves as a member of the board of directors of Couchbase, Inc., a public software company, since 2020 and MarkForged, an IT company, since 2015. Mr. Anderson holds an M.A. from Columbia Business School and a B.F.A. from the University of Denver, where he has served on the board of trustees since 2011 and currently serves as chair on its Investment Committee. We believe that Mr. Anderson’s extensive experience in venture capital investments qualifies him to serve on our board of directors.

C. Ann Merrifield has served as a member of our board of directors since September 2019. Ms. Merrifield has also served as a member of the boards of directors for a portfolio of public and private companies in the life sciences sector, which include InVivo Therapeutics Holdings Corp., since November 2014, and Flexion Therapeutics, Inc., from June 2014 to November 2021 until it was acquired by Pacira BioSciences. From July 2015 to August 2018, she served as a director of Juniper Pharmaceuticals, Inc., a healthcare company, until it was acquired by Catalent, Inc. and from December 2016 to January 2019, she served as a director of Veritas Genetics, Inc. Ms. Merrifield also serves as a Trustee for MassMutual Premier, Select and MML Series Investment Funds, the Huntington Theatre Company, the YMCA of Greater Boston, and the International Institute of New England. From November 2012 to July 2014, Ms. Merrifield served as President, Chief Executive Officer and director of PathoGenetix Inc., a genomics company, which voluntarily filed for Chapter 7 bankruptcy in July 2014. Before that, Ms. Merrifield spent 18 years at Genzyme Corporation, serving in several leadership roles, including President of Genzyme Biosurgery, President of Genzyme Genetics and Senior Vice President, Business Excellence. Ms. Merrifield holds a B.A. in Zoology and a Master of Education from the University of Maine and an M.B.A. from the Tuck School of Business at Dartmouth College. We believe that Ms. Merrifield’s extensive industry experience qualifies her to serve on our board of directors.

Konstantin Poukalov has served as a member of our board of directors since January 2020. Since March 2019, Mr. Poukalov has served as Managing Director at Perceptive Advisors, a life sciences focused investment firm. Since October 2019, Mr. Poukalov has served on the board of directors of LianBio, a biotechnology company, as Executive Chairman. From July 2012 to October 2018, Mr. Poukalov served in roles of increasing responsibility at Kadmon Holdings, Inc., a biopharmaceutical company, most recently serving as Executive Vice President and Chief Financial Officer from July 2014 to October 2018. Mr. Poukalov holds a B.S. in Electrical Engineering from Stony Brook University. We believe that Mr. Poukalov’s extensive financial and industry experience qualify him to serve on our board of directors.

W. Bradford Smith has served as a member of our board of directors since November 2019. Since November 2023, Mr. Smith has served as a consultant to Homology Medicines, Inc. (NASDAQ: FIXX), where he served as Chief Financial Officer, Chief Business Officer and Treasurer from March 2022 until November 2023, when the company announced it signed a merger agreement with Q32 Bio, Inc. He also served as Homology’s Chief Financial Officer and Treasurer from April 2017 to March 2022 and as Secretary from July 2017 to June 2020. From March 2014 to April 2017, Mr. Smith was Chief Financial Officer of Ocular Therapeutix, Inc., a biopharmaceutical company, where he led the company's strategic financings, including an IPO and subsequent follow-on offerings, and completed a development and commercialization deal with a major biopharmaceutical company. Prior to joining Ocular Therapeutix, Mr. Smith served as Chief Financial Officer of OmniGuide, Inc., a medical device company, from July 2008 to March 2014. Since May 2021, Mr. Smith has served on the board of directors of eGenesis, a private gene editing company. Mr. Smith holds a B.S. in Biology from Tufts University and an M.B.A. from the Whittemore School of Business and Economics at the University of New Hampshire. We believe that Mr. Smith’s extensive financial and industry experience qualify him to serve on our board of directors.

Nancy Snyderman, M.D., FACS has served as a member of our board of directors since October 2020. Dr. Snyderman has also served on the boards of directors of Axonics Inc., a medical device company, since April 2019 and Alkermes plc, a biopharmaceutical company, since May 2016. From 2006 to 2018, Dr. Snyderman served as an advisory board member to GE's Healthymagination, General Electric Company’s healthcare initiative. From 2003 to 2008, Dr. Snyderman also served as a senior vice president for corporate communications at Johnson & Johnson. Dr. Snyderman is a board-certified Otolaryngologist-Head and Neck surgeon and clinical researcher and has had academic appointments at the University of Pennsylvania and the University of California-San Francisco. From 2016 to 2018, she served as a consulting professor at the Center for Innovation for Global Health at Stanford University. Dr. Snyderman is an Emmy award winning medical correspondent, having worked at ABC News from 1987 to 2003 and later as chief medical editor at NBC News from 2004 to 2015. Dr. Snyderman holds a B.A. in Microbiology from Indiana University and a M.D. from the University of Nebraska Medical Center and has completed residencies in Pediatrics and Otolaryngology Head and Neck Surgery at the University of Pittsburgh. We believe that Dr. Snyderman's extensive experience as an executive at a pharmaceutical company, as well as her roles in academia and as an advisor to policy organizations, qualifies her to serve on our board of directors.

James R. Tobin has served as a member of our board of directors since March 2022. Mr. Tobin is the retired President and CEO of Boston Scientific Corporation, a medical device company, where he served from 1999 to 2009. Prior to Boston Scientific, Mr. Tobin was the President and CEO of Biogen Inc., and, from 1994 to 1997, its President and Chief Operating Officer. Before Biogen, Mr. Tobin spent 22 years with Baxter International Inc., rising from Financial Analyst to President and Chief Operating Officer. Mr. Tobin currently serves as Chairman of the Board at TransMedics, Inc. and as a director of Globus Medical Inc., each of which are public companies, and as a director at Xenter, Inc., a private company. Mr. Tobin has also served on the boards of Oxford Immunotec, Inc., from 2014 to 2021, Corindus Vascular Robotics, from 2018 to 2019, Curis, Inc., from 1995 to 2015, Medical Simulation Corp, from 2012 to 2018, CardioDX, Inc., from 2014 to 2017, Chiasma, Inc., from 2015 to 2016, and Aptus Endosystems, Inc. from 2011 to 2015. Mr. Tobin holds an AB from Harvard College and an M.B.A. from Harvard Business School. Mr. Tobin also served as a Lieutenant in the U.S. Navy. We believe Mr. Tobin is qualified to serve on our board of directors because of his decades of experience as President and Chief Executive Officer or Chief Operating Officer of three large biotechnology and medical device companies.

Information about our Executive Officers

The following table presents information concerning our executive officers as of March 1, 2024.

Name	Age	Position	In Current Position Since
Harlan W. Waksal, M.D.	70	Executive Chair and Chairperson of the Board	February 2022
Maria Palasis, Ph.D.	59	President and Chief Executive Officer and Director	January 2015
Jason Cavalier	51	Chief Financial Officer and Treasurer	September 2021
Richard Nieman, M.D.	61	Chief Medical Officer	July 2022
John E. Bishop, Ph.D.	62	Chief Technology Officer	February 2023

The following are brief biographies describing the backgrounds of our executive officers.

The biography for Dr. Waksal appears above.

The biography for Dr. Palasis appears above.

Jason Cavalier has served as our Chief Financial Officer, and Treasurer since September 2021. He also served as our Secretary from September 2021 to March 2024. Prior to joining our Company, Mr. Cavalier served as a Managing Director and the Head of Life Sciences Mergers and Acquisitions at Cantor Fitzgerald & Co., where he led transactions across the medical technology, diagnostics and biopharma sectors, from 2017 to 2021. Prior to that, Mr. Cavalier served as a Director, Mergers and Acquisitions, at RBC Capital Markets LLC from 2009 to 2017, where he primarily focused on advising senior management and boards of directors on a range of strategic advisory assignments including mergers, acquisitions, divestitures and leveraged buyouts. Mr. Cavalier has also held positions of increasing responsibility within the investment banking divisions of Barclays Capital Inc., Bear Stearns & Co. Inc., and Lehman Brothers Inc. Mr. Cavalier received a B.S. in Applied Economics and Business Management from Cornell University and an M.B.A. from Columbia University Business School.

Richard Nieman, M.D. has served as our Chief Medical Officer since July 2022. Dr Nieman, a pulmonologist by training, has had prior leadership roles as SVP & Worldwide Medical Head of Immunology at Bristol Myers Squibb (BMS)

from March to November 2020, Head of R&D China at BMS, Global Medical Officer & Head of Medical at Teva from January 2013 to March 2018, and Head of Asia-Pacific Medical at Bayer from January 2009 to December 2012. At Teva, he led the company's medical and health economic and outcome research (HEOR) function of 550 professionals and was a member of the Specialty Executive Team. He has been involved in bringing numerous important medicines to the market in the U.S. and Europe, including Cinquair in asthma, Copaxone 40 mg 3x/week in multiple sclerosis, Austedo in movement disorders, Ajovy in migraine and Xarelto in thrombosis and stroke prevention. Richard is a Fellow of the UK Royal College of Physicians, a Visiting Senior Lecturer at the School of Cancer and Pharmaceutical Sciences, Kings College, London, and was a Visiting Professor at Fudan University School of Public Health in Shanghai, China. He has published extensively and trained and practiced medicine in the UK.

John E. Bishop, Ph.D. has served as our Chief Technology Officer since February 2023. Dr. Bishop previously served as the Senior Vice President, Chief Technology Officer at Forma Therapeutics Holdings, Inc. (Forma) from June 2021 to February 2023. Prior to joining Forma, he served as Senior Vice President of Pharmaceutical Sciences at Epizyme, Inc. (“Epizyme”) from May 2017 to May 2021, where he was responsible for the CMC and quality assurance functions. Prior to Epizyme, Dr. Bishop was Executive Vice President of Pharmaceutical Sciences at Genocea Biosciences Inc. from May 2016 to May 2017. Prior to that, he held positions of increasing responsibility at Momenta Pharmaceuticals, Inc., including Senior Vice President, Pharmaceutical Sciences from December 2006 to May 2016 and Vice President, Pharmaceutical Sciences and Manufacturing from November 2004 to December 2006. Dr. Bishop received his B.S. magna cum laude in Chemistry and German from Tufts University, his Ph.D. in Organic Chemistry from University of California, Berkeley and his M.B.A. from Northeastern University.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

Our Board has adopted a written code of business conduct (the “Code of Business Conduct and Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on our website at www.lyratx.com in the “Governance” section of the “Investors & News” page. In addition, we intend to post on our website all disclosures that are required by law or The Nasdaq Stock Market LLC concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. We granted no waivers under our Code of Business Conduct and Ethics during the fiscal year 2023.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”) that consists of Edward Anderson, James R. Tobin and W. Bradford Smith. Mr. Smith serves as the Chair of the Audit Committee. Our board of directors has determined that all members of the audit committee (Edward Anderson, James R. Tobin and W. Bradford Smith) are independent directors under the Nasdaq rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. Our board of directors has also determined that each of Edward Anderson, James R. Tobin and W. Bradford Smith meets the “financial literacy” requirement for audit committee members under the Nasdaq Stock Market rules and W. Bradford Smith as well as James R. Tobin are “audit committee financial experts” within the meaning of the SEC rules.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2023 Summary Compensation Table” below. In 2023, our “named executive officers” and their positions were as follows:

•
Maria Palasis, Ph.D., President and Chief Executive Officer;
•
Harlan W. Waksal, M.D., Executive Chair and Chairperson of the Board; and
•
John Bishop, Ph.D., Chief Technology Officer

2023 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other (4) Compensation ($)	Total ($)
Maria Palasis, Ph.D. President and Chief Executive Officer	2023	583,000		842,675	349,800	9,900	1,785,375
	2022	583,000		870,601	273,000	9,150	1,735,751
Harlan W. Waksal, M.D. Executive Chairman	2023	200,000		415,003	—	10,060	625,063
	2022	175,385		4,839,974	—	12,016	5,027,375
John Bishop, Ph.D.(5) Chief Technical Officer	2023	385,000	68,000	367,515	200,000	9,900	1,030,415

(1)
The amount represents a sign-on bonus in connection with Dr. Bishop's commencement of employment.
(2)
Amounts represent the full grant date fair value of stock options granted during 2023 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to named executive officers in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.
(3)
Amounts represent performance-based annual cash bonuses determined by our board of directors for the named executive officers for fiscal year 2023. Dr. Bishop's annual cash bonus was pro-rated to reflect his partial year of employment with us.
(4)
Amounts for fiscal year 2023 represent company 401(k) matching contributions, and in the case of Dr. Waksal, travel expenses and related tax gross-ups.
(5)
Dr. Bishop commenced employment with us effective February 27, 2023.

Narrative to Summary Compensation Table

2023 Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2023, the base salaries for Dr. Palasis, Dr. Waksal and Dr. Bishop were $583,000, $200,000 and $455,000, respectively. Dr. Bishop's salary shown in the 2023 Summary Compensation Table above reflects a partial year of employment.

2023 Bonuses

For 2023, we offered Dr. Palasis and Dr. Bishop the opportunity to earn annual cash bonuses to compensate them for attaining short-term company goals as approved by our board of directors. Consistent with his employment agreement, Dr. Waksal is not eligible for an annual bonus unless our board of directors otherwise determines. For 2023, bonuses were based entirely on attaining clinical, regulatory, research and development, strategic and financial goals. The 2023 target bonuses for each of Dr. Palasis and Dr. Bishop were 55% and 40%, respectively, of his or her annual base salary earned for the year based on each individual's commencement date. Each individual's respective target bonuses was set by the board of directors. The actual annual cash bonuses awarded to Dr. Palasis and Dr. Bishop for 2023 performance are set forth above in the 2023 Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

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

The following table sets forth the stock options granted to our named executive officers in 2023.

Named Executive Officer	2023 Stock Options Granted
Maria Palasis, Ph.D.	400,000
Harlan W. Waksal, M.D.	200,000
John Bishop, Ph.D.	220,000

In connection with our annual performance review in January 2023, Dr. Palasis was granted an option to purchase 250,000 shares of our common stock and Dr. Waksal was granted an option to purchase 200,000 shares of our common stock. In June 2023, Dr. Palasis was granted an option to purchase 150,000 shares of our common stock in connection with certain goal achievement. These options vest in 48 equal monthly installments following the vesting commencement date, subject to such individual’s continued service to the Company on each applicable vesting date.

The option award to Dr. Bishop was made in connection with the commencement of his employment with us and is subject to our standard time-based vesting schedule for grants made in connection with the commencement of employment.

Other Elements of Compensation

Retirement Plan

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. For 2023, we made matching contributions of 50% of the first 6% of eligible compensation contributed under our 401(k) plan.

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

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023.

Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Maria Palasis, Ph.D.	1/1/2015	94,287		—		—		22.76	9/23/2025
	6/13/2017	31,429		—		31,429	(2)	1.73	6/13/2027
	3/6/2019	170,455		—		—		2.76	3/6/2029
	4/30/2020	299,111		27,192	(1)	—		16.00	4/29/2030
	2/8/2021	85,000		35,000	(1)	—		10.63	2/7/2031
	2/12/2022	58,391	`	69,009	(1)	—		4.78	2/11/2032
	2/16/2022	—		—		175,000	(4)	4.21	2/15/2032
	1/31/2023	57,291	`	192,709	(1)	—		2.85	1/31/2033
	6/15/2023	18,750		131,250	(1)	—		2.99	6/14/2033
Harlan W. Waksal, M.D.	2/16/2022	—		—		520,000	(4)	4.21	2/15/2032
	6/16/2022	—		—		953,002	(4)	5.09	6/15/2032
	1/31/2023	45,833		154,167		—		2.85	1/31/2033
John Bishop, Ph.D.	2/27/2023	—		220,000	(3)	—		2.31	2/26/2033

(1)
Options vest and become exercisable in equal monthly installments over four years following the vesting commencement date, subject to the named executive officer’s continued service with us on each applicable vesting date.
(2)
Options were eligible to vest and become exercisable at the end of any given three-month period occurring prior to six years from the vesting commencement date in which we recognize revenue from the commercial sale of an FDA-approved product each month and in amounts, with respect to the second and third months of such period that increase from the revenue recognized from such product sales in the immediately preceding month, subject to Dr. Palasis’ continued employment with us on each applicable vesting date. Such milestone was not achieved during the six-year performance period; however, the options remain eligible to vest, in full or in part, in the event of certain terminations of Dr. Palasis' employment with us or upon a change in control transaction.
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

Executive Employment Agreements

We have entered into employment agreements with each of our named executive officers. The employment agreements provide for the annual base salaries, and annual target bonus opportunities, as applicable described above under the headings “2023 Salaries” and “2023 Bonuses.”

Each of our named executive officers is also entitled to reimbursement of reasonable travel and other business expenses incurred in the performance of such individual's duties to the Company in accordance with the Company's expense reimbursement policy.

The employment agreements with Dr. Waksal and Dr. Bishop provide for an initial option award in connection with the commencement of their respective employment. Dr. Waksal was also promised an anti-dilutive option in an amount equal to the difference between the shares subject to the initial option and four percent of our “capitalization” (as defined in his employment agreement) immediately following our first bona fide equity financing following February 16, 2022. The anti-dilutive option was granted on June 16, 2022 and is subject to the same vesting terms as the initial option.

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

Under the employment agreements, if we terminate the employment of Dr. Palasis, Dr. Waksal or Dr. Bishop without “cause” or the executive resigns for “good reason” (each as defined below), subject to the executive’s timely execution of a release of claims and continued compliance with a separate restrictive covenant agreement (described below), the executive is entitled to receive (i) base salary continuation for a period of 12 months for Dr. Palasis and Dr. Waksal, and 9 months for Dr. Bishop; (ii) in the case of Dr. Palasis and Dr. Bishop payment of any annual bonus for the prior year earned but unpaid as of the date of termination (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months for Dr. Palasis and Dr. Waksal, and 9 months for Dr. Bishop, less the amount each named executive officer would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on the named executive officer’s termination date, and (iv) in the case of Dr. Palasis and Dr. Waksal, any vested and exercisable options will remain outstanding and exercisable for 15 months or 12 months, respectively, following termination.

If we terminate Dr. Palasis, Dr. Waksal, or Dr. Bishop without “cause” or the executive resigns for “good reason,” in either case, on or within three months prior to or 12 months following a change in control, then, in lieu of the severance benefits described above, subject to the executive’s timely execution of a release of claims, the executive is entitled to receive (i) an amount equal in cash equal to 1.5 times for Dr. Palasis and Dr. Waksal, and 1.0 times for Dr. Bishop the sum of the named executive officer’s annual base salary plus target annual bonus for the year of termination, (ii) in the case of Dr. Palasis and Dr. Bishop, payment of any annual bonus for the prior year earned but unpaid as of the date of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 18 months for Dr. Palasis and Dr. Waksal and 12 months for Dr. Bishop, less the amount each named executive officer would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on the named executive officer’s termination date, (iv) accelerated vesting of all unvested equity or equity-based awards held by the named executive officer that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement, (v) in the case of Dr. Palasis and Dr. Waksal, any vested and exercisable options will remain outstanding and exercisable for 15 months or 12 months, respectively, following termination, and (vi) in the case of Dr. Palasis and Dr. Waksal, payment of the Transaction Bonus, provided that the conditions for payment are otherwise satisfied.

Each of our named executive officers has agreed to refrain from competing with us while employed and following his or her termination of employment for any reason for a period of one year and to refrain from soliciting our employees or customers while employed and following his or her termination of employment for any reason for a period of two years in the case of Dr. Palasis and one year in the case of Dr. Waksal and Dr. Bishop.

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

Director Compensation

2023 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Michael Altman	40,000	59,813	99,813
C. Ann Merrifield	53,250	59,813	113,063
Edward Anderson	47,500	59,813	107,313
W. Bradford Smith	64,000	59,813	123,813
James Tobin	92,500	59,813	152,313
Konstantin Poukalov	40,000	59,813	99,813
Nancy Snyderman, M.D.	49,250	59,813	109,063

(1)
Amounts reflect the full grant-date fair value of stock awards and stock options granted during 2023 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our directors in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2023 by each non-employee director. None of our non-employee directors held unvested stock awards as of December 31, 2023.

Name	Options Outstanding at Fiscal Year End
Michael Altman	49,000
C. Ann Merrifield	47,788
Edward Anderson	49,000
W. Bradford Smith	47,789
Konstantin Poukalov	49,000
James Tobin	34,500
Nancy Snyderman, M.D.	49,000

Non-Employee Director Compensation Program

Compensation received by our non-employee directors for their services on our board of directors under our non-employee director compensation program consisted of the following amounts for fiscal year 2023:

•
Upon the director’s initial election or appointment to our board of directors, an option to purchase 40,000 shares of our common stock;
•
If the director has served on our board of directors for at least six months as of the date of an annual meeting of stockholders and will continue to serve as a director immediately following such meeting, an option to purchase 20,000 shares of our common stock on the date of the annual meeting;
•
An annual director fee of $40,000;
•
If the director serves as lead independent director or chair or on a committee of our board of directors, an additional annual fee as follows:
•
Chair of the board or lead independent director: $30,000;

•
Chair of the audit committee: $20,000;
•
Audit committee member other than the chair, $7,500;
•
Chair of the compensation committee, $15,000;
•
Compensation committee member other than the chair, $5,250;
•
Chair of the nominating and corporate governance committee, $8,000; and
•
Nominating and corporate governance committee member other than the chair, $4,000.

In December 2023, upon the recommendation of the Compensation Committee following a competitive market review by Pay Governance, the Compensation Committee’s independent compensation consultant, the Board approved the following changes to our non-employee director compensation program, effective January 1, 2024:

•
With respect to the option award granted upon the director’s initial election or appointment to our board of directors, increased the shares of our common stock subject to the option from 40,000 to 60,000 shares;
•
With respect to the option awarded annually for a director who has served on our board of directors for at least six months as of the date of an annual meeting of stockholders and will continue to serve as a director immediately following such meeting, increased the shares of our common stock subject to the option from 20,000 to 30,000 shares;
•
The additional annual fee paid to the chair of the nominating and corporate governance committee was increased from $8,000 to $10,000;
•
The additional annual fee paid to members of the audit committee (other than the chair) was increased from $7,500 to $10,000;
•
The additional annual fee paid to members of the compensation committee (other than the chair) was increased from $5,250 to $7,500; and
•
The additional annual fee paid to members of the nominating and corporate governance committee (other than the chair) was increased from $4,000 to $5,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information (As of December 31, 2023)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column) (5)
Equity compensation plans approved by security holders(1)	3,266,978	(3)	$6.58	(4)	1,983,372
Equity compensation plans not approved by security holders(2)	2,443,002		4.47		320,000
Total	5,709,980		$5.68		2,303,372

(1)
Consists of the Lyra Therapeutics, Inc. 2020 Stock Incentive Plan, as amended (the “2020 Plan”), 2016 Equity Incentive Plan, as amended (“2016 Plan”), 2005 Equity Incentive Plan, as amended (“2005 Plan”), and 2020 Employee Stock Purchase Plan (“2020 ESPP”).
(2)
Consists of the Lyra Therapeutics, Inc. 2022 Employment Inducement Award Plan (the “Inducement Award Plan”), which was adopted without stockholder approval in reliance on the exception for “inducement awards” provided by Nasdaq Rule 5635(c)(4). The material terms of the Inducement Award Plan are described in Note 9 to the consolidated financial statements in this Annual Report on Form 10-K.
(3)
Includes 96,605 shares of common stock issuable upon exercise of stock options under the 2005 Plan, 421,066 shares of common stock issuable upon exercise of stock options under the 2016 Plan, and 2,749,307 shares of common stock issuable upon exercise of stock options under the 2020 Plan.
(4)
As of December 31, 2022, the weighted-average exercise price of outstanding options under the 2005 Plan was $22.76, the weighted-average exercise price of outstanding options under the 2016 Plan was $2.80, and the weighted-average exercise price of outstanding options under the 2020 Plan was $6.58.
(5)
Includes 1,544,538 shares available for future issuance under the 2020 Plan and 438,834 shares available for issuance under the 2020 ESPP. We no longer make any grants under the 2016 Plan or the 2005 Plan, and we have not yet commenced offering periods under the 2020 ESPP. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (B) such smaller number of shares as is determined by the board of directors, provided that no more than 8,800,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options. On January 1, 2022, the shares available for grant under the 2020 Plan was automatically increased by 520,287 on January 1, 2023, the shares available for grant under the 2020 Plan was automatically increased by 1,273,106, and on January 1, 2024, the shares available for grant under the 2020 Plan was automatically increased by 2,288,582. In addition, any shares that were subject to awards outstanding under the 2005 Plan and the 2016 Plan as of the effective date of the 2020 Plan which are forfeited, expire, lapse for any reason or are settled for cash without the issuance of shares will be added to the number of shares available for issuance under the 2020 Plan. The 2020 ESPP provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 0.5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (B) such smaller number of shares as is determined by the board of directors, provided that no more than 987,500 shares of our common stock may be issued under the 2020 ESPP. On January 1, 2022, the shares available for grant under the 2020 ESPP was automatically increased by 65,035. On January 1, 2023, the shares available for grant under the 2020 ESPP was automatically increased by 159,138. On January 1, 2024, the shares available for grant under the 2020 ESPP was automatically increased by 286,072.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock by (i) each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock and (ii) each of our named executive officers, each of our directors and all of our current executive officers and directors as a group as of March 1, 2024, unless otherwise indicated.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 59,743,123 shares of common stock outstanding as of March 1, 2024. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of March 1, 2024 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage
5% or Greater Stockholders
Entities Affiliated with Perceptive Advisors, LLC(1)	12,757,563	21.35%
Entities Affiliated with North Bridge Venture Partners(2)	5,888,416	9.85%
Entities Affiliated with Venrock(3)	5,553,552	9.29%
Nantahala Capital Partners and affiliates(4)	4,752,324	7.95%
Entities Affiliated with Citadel (5)	4,286,927	7.17%
Entities Affiliated with Point72 (6)	3,030,283	5.07%
Entities Affiliated with Vestal Point (7)	3,000,000	5.02%
Named Executive Officers and Directors
Maria Palasis, Ph.D.(8)	1,005,631	1.66%
Harlan W. Waksal, M.D.(9)	1,306,466	2.15%
Richard Nieman, M.D. (10)	125,625	*
Michael Altman (Perceptive) (1)	29,000	*
Edward T. Anderson (Northbridge) (2)	5,917,416	9.90%
C. Ann Merrifield (11)	39,116	*
Konstantin Poukalov (Perceptive) (1)	29,000	*
W. Bradford Smith (12)	27,789	*
Nancy L. Snyderman, M.D. (13)	28,011	*
James R. Tobin (14)	10,069	*
All current executive officers and directors as a group (12 Persons) (15)	8,730,823	14.54%

* Less than 1% ownership as of March 1, 2024.

Unless noted otherwise, the address of all listed stockholders is 480 Arsenal Way, Watertown, MA 02472. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

________

(1)
Pursuant to a Schedule 13D/A filed with the SEC on February 14, 2024, Perceptive Life Sciences Master Fund, Ltd. (“Perceptive Life”) reported shared voting power and shared dispositive power over 11,469,117 shares of common stock; Perceptive LS (A), LLC (“Perceptive LS”) reported shared voting power and shared dispositive power over 1,288,446 shares of common stock; Joseph Edelman reported shared voting power and shared dispositive power over 12,757,563 shares of common stock; and Perceptive Advisors LLC reported shared voting power and shared dispositive power over 12,757,563 shares of common stock. Perceptive Advisors LLC serves as the investment advisor to Perceptive Life. Perceptive LS GP, LLC is the manager of Perceptive LS. Joseph Edelman is the managing member of Perceptive Advisors LLC and the sole member of Perceptive LS GP, LLC. Michael Altman and Konstantin Poukalov, two of our directors, are Managing Directors at Perceptive Advisors LLC. Messrs. Altman and Poukalov each have sole voting power and sole dispositive power over 29,000 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2024. The address of the aforementioned individuals and entities is c/o Perceptive Advisors, LLC, 51 Astor Place, 10th Floor, New York, New York 10003.

(2)
Pursuant to a Schedule 13D/A filed with the SEC on June 9, 2023, North Bridge Venture Partners V-A, L.P. (“NBVP V-A”) reported shared voting power and shared dispositive power over 2,259,301 shares of common stock; North Bridge Venture Partners V-B, L.P. (“NBVP V-B”) reported shared voting power and shared dispositive power over 1,107,370 shares of common stock; and North Bridge Venture Partners VI, L.P. (“NBVP VI”) reported shared voting power and shared dispositive power over 2,521,745 shares of common stock. North Bridge Venture Management V, L.P. (“NBVM V”), is the sole General Partner of NBVP V-A and NBVP V-B and may be deemed to have voting and dispositive power with respect to the shares held by those entities. NBVM GP, LLC, the General Partner of NBVM V, may be deemed to have voting and dispositive power over the shares held of record by NBVP VA and NBVP V-B. Shared voting and dispositive power of such shares are vested in Edward T. Anderson and Richard A. D’Amore. North Bridge Venture Management VI, L.P. (“NBVM VI”), is the sole General Partner of NBVP VI. NBVM GP, LLC, the General Partner of NBVM VI, and may be deemed to have voting and dispositive power over the shares held of record by NBVP VI. Shared voting and dispositive power of such shares are vested in Edward T. Anderson and Richard A. D’Amore. Mr. Anderson, a member of our board of directors and a manager of NBVM GP, LLC, disclaims beneficial ownership over such shares, except to the extent of his pecuniary interest therein. Mr. Anderson has sole voting power and sole dispositive power over 29,000 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2024. The address of all entities affiliated with North Bridge Venture Partners is 150 A Street, Suite 102 Needham, MA 02492.
(3)
Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2024, (i) Venrock Healthcare Capital Partners II, L.P. reported shared voting power and shared dispositive power over 414,413 shares and 230,486 shares issuable upon the exercise of immediately exercisable warrants (“Warrants”); (ii) VHCP Co-Investment Holdings II, LLC reported shared voting and shared dispositive power over 167,929 shares and 93,397 shares issuable upon the exercise of Warrants; (iii) Venrock Healthcare Capital Partners III, L.P reported shared voting and shared dispositive power over 895,791 shares and 904,524 shares issuable upon the exercise of Warrants; (iv) VHCP Co-Investment Holdings III, LLC reported shared voting power and shared dispositive power over 89,631 shares and 90,496 shares issuable upon the exercise of Warrants; and (v) Venrock Healthcare Capital Partners EG, L.P. reported shared voting power and shared dispositive power over 1,007,829 shares and 1,659,056 shares issuable upon the exercise of Warrants. The share numbers in the preceding sentence represent the maximum number of shares of common stock issuable upon exercise of the Warrants held by the Reporting Persons as a result of the beneficial ownership provision described in the following sentence. Under the terms of the Warrants, the Company may not effect the exercise of any such Warrant, and a holder will not be entitled to exercise any portion of such Warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates and other attribution parties) would exceed 9.999% of the number of shares of common stock outstanding immediately after giving effect to the exercise. Accordingly, notwithstanding the number of shares of common stock listed above as being beneficially owned by the entities affiliated with Venrock, the entities affiliated with Venrock disclaim beneficial ownership of the shares of common stock issuable upon exercise of the Warrants to the extent the number of shares of common stock beneficially owned by each entity affiliated with Venrock and any other person or entities with which such entity’s beneficial ownership would be aggregated for purposes of Section 13(d) of the Exchange Act would exceed 9.999% of the total number of shares of common stock outstanding. VHCP Management II, LLC is the general partner of Venrock Healthcare Capital Partners II, L.P. and the manager of VHCP Co-Investment Holdings II, LLC. VHCP Management III, LLC is the general partner of Venrock Healthcare Capital Partners III, L.P. and the manager of VHCP Co-Investment Holdings III, LLC. VHCP Management EG, LLC is the general partner of Venrock Healthcare Capital Partners EG, L.P. Mr. Nimish Shah and Mr. Bong Koh are the voting members of VHCP Management II, LLC, VHCP Management III, LLC and VHCP Management EG, LLC. The address of the aforementioned individuals and entities is 7 Bryant Park 23rd Floor, New York, NY 10018.
(4)
Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2024, Nantahala Capital Management, LLC ("Nantahala") may be deemed to be the beneficial owner of 4,752,324 shares held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Wilmot B. Harkey and Daniel Mack may be deemed to be a beneficial owner of those shares. The 4,752,324 shares includes 702,106 shares which may be acquired upon the exercise of warrants. The address of Nantahala and its affiliates is 130 Main Street, 2nd Floor, New Canaan, CT 06840.
(5)
Pursuant to a Schedule 13G filed with the SEC on February 14, 2024, consists of (i) 4,272,816 shares of common stock held by each of Citadel Advisors LLC, Citadel Advisors Holdings LP and Citadel GP LLC with shared voting power and shared dispositive power and (ii) 14,111 shares of common stock held by each of Citadel Securities Group LP and Citadel Securities GP LLC with shared voting power and shared dispositive power. Kenneth Griffin reported shared voting power and shared dispositive power over 4,286,927 shares of common stock. Citadel Advisors LLC is the portfolio manager for Citadel CEMF Investments Ltd. Citadel Advisors Holdings LP is the sole member of Citadel Advisors LLC. Citadel GP LLC is the general partner of Citadel Advisors Holdings LP. Citadel Securities Group LP

is the non-member manager of Citadel Securities LLC. Citadel Securities GP LLC is the general partner of Citadel Securities Group LP. Kenneth Griffin is the President and Chief Executive Officer of Citadel GP LLC, and owns a controlling interest in Citadel GP LLC and Citadel Securities GP LLC. The address of the aforementioned individual and entities is 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.
(6)
Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2024, Point72 Asset Management, L.P. reported shared voting power and shared dispositive power over 3,000,000 shares of common stock; (ii) Cubist Systematic Strategies, LLC reported shared voting power and shared dispositive power over 30,283 shares of common stock; and Steven A. Cohen reported shared voting power and shared dispositive power over 3,030,283 shares of common stock. Point72 Capital Advisors, Inc. is the general partner of Point72 Asset Management, L.P. Mr. Cohen controls each of Point72 Asset Management, L.P., Point72 Capital Advisors, Inc. and Cubist Systematic Strategies, LLC. The address of Point72 Asset Management, L.P. and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902 and the address of Cubist Systematic Strategies, LLC is 55 Hudson Yards, New York, NY 10001.
(7)
Pursuant to a Schedule 13G filed with the SEC on February 13, 2024, Vestal Point Capital, LP reported shared voting power and shared dispositive power over 3,000,000 shares of common stock and Ryan Wilder reported shared voting power and shared dispositive power over 3,000,000 shares of common stock. Mr. Wilder is the Chief Investment Officer and Managing Partner of Vestal Point Capital, LP and the Managing Member of Vestal Point Capital, LLC, the general partner of Vestal Point Capital, LP. The address of the aforementioned individual and each entity is 32 Broadway, Suite 602, New York, NY 10012.
(8)
Consists of options to purchase 1,005,631 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2024.
(9)
Consists of 261,966 shares of common stock and 1,044,500 options to purchase shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2024.
(10)
Consists of options to purchase 125,625 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2024.
(11)
Consists of 11,328 shares of common stock and 27,788 options to purchase shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2024.
(12)
Consists of options to purchase 27,789 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2024.
(13)
Consists of 1,025 shares of common stock and 26,986 options to purchase shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2024.
(14)
Consists of options to purchase 10,069 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2024.
(15)
Consists of 6,162,735 shares of common stock and 2,568,088 options to purchase shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2024.

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

Private Placement

On May 25, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Investors”), including Perceptive Advisers, LLC and, North Bridge Venture Partners, which are 5% or greater holders of our common stock and entities with which certain of our directors are related, pursuant to which we agreed to sell securities to the Investors in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by us of: (i) an aggregate of 17,652,962 shares of our common stock, and pre-funded warrants to purchase up to 2,408,188 shares of common stock, with an exercise price of $0.001 per share, and (ii) accompanying warrants to purchase up to 10,030,575 shares of common stock, with an exercise price of $2.673 per share, for aggregate gross proceeds of approximately $50.0 million, before deducting private placement expenses. See “Management’s Discussion and Analysis – Liquidity and Capital Resources” for a description of the Private Placement.

Investor Rights Agreement

On April 7, 2022, we entered into a Ninth Amended and Restated Investor Rights Agreement ("Investor Rights Agreement") with the holders of our then-outstanding preferred stock, including Perceptive Advisers, LLC and, North Bridge Venture Partners, which are 5% or greater holders of our common stock and entities with which certain of our directors are related. The agreement provides for certain rights relating to the registration of such holders’ common stock. On May 25, 2023, in connection with the Purchase Agreement, the Company entered into an Amendment No. 1 to Ninth Amended and Restated Investor Rights Agreement (“Amendment No. 1”) with certain Investors affiliated with Perceptive Advisors and North Bridge Venture Partners (the “IRA Covered Investors”). Pursuant to Amendment No. 1, the definition of “Registrable Shares” in the Investor Rights Agreement was amended to include all shares of common stock purchased by the IRA Covered Investors in the Private Placement.

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

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of BDO USA, P.C., our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2023	2022
Audit Fees(1)	$520,770	$396,977
Tax Fees(2)	—	12,775
Total Fees	$520,770	$409,752

________

(1)
For 2023 and 2022, audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)
For 2022, tax fees consisted of fees for tax-related services, including tax compliance and tax advice.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage our independent auditor, BDO USA, P.C. to render any audit, audit-related, tax or permissible non-audit services unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by BDO USA, P.C. has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC's rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company's ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee periodically reviews and generally pre-approves any services (and related fee levels or budgeted amounts) that may be provided by BDO USA, P.C. without first obtaining specific pre-approvals from the Audit Committee or the Chair of the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this report:
(1)
Financial Statements.

The following documents are included on pages F-1 through F-31 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

(3)
List of Exhibits.

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant	8-K	3.1	May 5, 2020	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.1	December 18, 2023	001-39273

4.1	Ninth Amended and Restated Investor Rights Agreement, dated as of April 7, 2022, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	4.1	April 13, 2022	001-39273

4.2	Amendment No. 1 to Ninth Amended and Restated Investor Rights Agreement, dated as of May 25, 2023, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	4.1	May 31, 2023	001-39273

4.3	Form of Pre-Funded Warrant, together with a schedule of Pre-Funded Warrants, each dated as of May 31, 2023, issued by Lyra Therapeutics, Inc. to the Investors set forth on such schedule	8-K	4.2	May 31, 2023	001-39273

4.4	Form of Purchase Warrant, together with a schedule of Purchase Warrants, each dated as of May 31, 2023, issued by Lyra Therapeutics, Inc. to the Investors set forth on such schedule	8-K	4.3	May 31, 2023	001-39273

4.5	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1/A	4.2	April 27, 2020	333-236962

4.6	Form of Warrants to Purchase Common Stock, dated various dates, issued by the Registrant to various	S-1/A	4.3	April 27, 2020	333-236962

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	investors, together with a schedule of warrants and warrantholders

4.7	Form of Common Stock Purchase Warrant, together with a schedule of Warrants, each dated April 12, 2022, issued by Lyra Therapeutics, Inc. to the Investors set forth on such schedule	8-K	4.2	April 13, 2022	001-39273

4.8*	Description of Securities

10.1#	2005 Equity Incentive Plan, as amended, and form of agreements thereunder	S-1	10.1	March 6, 2020	333-236962

10.2#	2016 Equity Incentive Plan, as amended, and form of agreements thereunder	S-1	10.2	March 6, 2020	333-236962

10.3#	2020 Incentive Award Plan and form of agreements thereunder	S-1/A	10.3	April 27, 2020	333-236962

10.4#	Lyra Therapeutics, Inc. 2022 Inducement Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Harlan Waksal, M.D. on February 16, 2022	8-K	10.4	February 18, 2022	001-39273

10.4.1#	Lyra Therapeutics, Inc. 2020 Incentive Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Maria Palasis, Ph.D. on February 16, 2022	8-K	10.3	February 18, 2022	001-39273

10.4.2	Lyra Therapeutics, Inc. 2022 Employment Inducement Award Plan as Amended and Restated, Effective December 9, 2022	10-K	10.4.6	March 29, 2023	001-39273

10.4.3#	Amendment No. 1 to Lyra Therapeutics, Inc. 2022 Employment Inducement Award Plan, as Amended and Restated Effective December 12, 2022	10-Q	10.1	November 7, 2023	001-39273

10.5#	Non-Employee Director Compensation Program	S-1/A	10.4	April 27, 2020	333-236962

10.6#	2020 Employee Stock Purchase Plan	S-1/A	10.5	April 27, 2020	333-236962

10.7#	Form of Indemnification Agreement for directors and officers of the Registrant	S-1/A	10.6	April 27, 2020	333-236962

10.8	Lease Agreement between the Registrant and ARE-480 Arsenal St, LLC, dated August 14, 2007, as amended	S-1	10.7	March 6, 2020	333-236962

10.9#	Employment Agreement between the Registrant and Maria Palasis, Ph.D., dated as of April 27, 2020	S-1/A	10.8	April 27, 2020	333-236962

10.10+	License and Collaboration Agreement dated May 31, 2021, by and between the Registrant and LianBio Inflammatory Limited and LianBio.	10-Q	10.1	August 9, 2021	001-39273

10.11+	First Amendment to License and Collaboration Agreement, dated September 26, 2022, between Registrant and LianBio Inflammatory Limited and LianBio	10-Q	10.1	November 8, 2022	001-39273

10.12#	Employment Agreement between the Registrant and Jason Cavalier dated as of September 13, 2021	10-Q	10.2	November 9, 2021	001-39273

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.13#	Employment Agreement between the Registrant and John Bishop dated as of February 2, 2023	10-K	10.15	March 29, 2023	001-39273

10.14#	First Amendment to the Employment Agreement between the Registrant and Maria Palasis, Ph.D. dated as of February 16, 2022	8-K	10.1	February 18, 2022	001-39273

10.15#	Employment Agreement between the Registrant and Harlan Waksal, M.D. dated as of February 16, 2022	8-K	10.2	February 18, 2022	001-39273

10.16#	Employment Agreement by and between the Registrant and Richard Nieman, M.D. dated as of June 30, 2022	10-Q	10.3	August 9, 2022	001-39273

10.17	Securities Purchase Agreement, dated as of April 7, 2022, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.1	April 13, 2022	001-39273

10.18	Registration Rights Agreement, dated as of April 7, 2022, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.2	April 13, 2022	001-39273

10.19	Sixth Amendment to Lease, dated November 14, 2022, by and between Lyra Therapeutics, Inc. and ARE-480 Arsenal Street, LLC	8-K	10.1	November 16, 2022	001-39273

10.20	Seventh Amendment to Lease, dated July 12, 2023, by and between Lyra Therapeutics, Inc. and ARE-480 Arsenal Street, LLC	8-K	10.1	July 14, 2023	001-39273

10.21	Lease Agreement, dated May 31, 2022, between the Registrant, as the tenant, and BXP Waltham Woods LLC, as the landlord	10-Q	4.2	August 9, 2022	001-39273

10.22	First Amendment to Lease Agreement, dated July 20, 2022, between Registrant, as the tenant, and BXP Waltham Woods LLC, as the landlord	10-Q	4.3	August 9, 2022	001-39273

10.23	Second Amendment to Lease Agreement (Notice and Acknowledgement thereof), dated March 3, 2023, between Registrant, as the tenant, and BXP Waltham woods LLC, as the landlord	10-K	10.24	March 29, 2023	001-39273

10.24*	Sublease dated as of December 21, 2023, by and between RVAC Medicines (US), Inc. and Lyra Therapeutics, Inc.

10.25	Amendment No. 1 to Lyra Therapeutics, Inc. 2022 Employee Inducement Award Plan, as Amended and Restated Effective December 12, 2022.	10-Q	10.1	November 7, 2023	001-39273

10.26	Securities Purchase Agreement, dated as of May 25, 2023, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.1	May 31, 2023	001-39273

10.27	Registration Rights Agreement, dated as of May 25, 2023, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.2	May 31, 2023	001-39273

21.1	Subsidiaries of the Registrant	S-1	21.1	March 6, 2020	333-236962

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
23.1*	Consent of BDO USA, P.C. Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Policy for Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document – this instance document appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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

LYRA THERAPEUTICS, INC.

Date: March 22, 2024	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Palasis, Ph.D. Maria Palasis, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 22, 2024

/s/ Jason Cavalier Jason Cavalier	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 22, 2024

/s/ Harlan Waksal, M.D. Harlan Waksal, M.D.	Executive Chair and Chairperson of the Board	March 22, 2024

/s/ Michael Altman Michael Altman	Director	March 22, 2024

/s/ Edward T. Anderson Edward T. Anderson	Director	March 22, 2024

/s/ C. Ann Merrifield C. Ann Merrifield	Director	March 22, 2024

/s/ Konstantin Poukalov Konstantin Poukalov	Director	March 22, 2024

/s/ W. Bradford Smith W. Bradford Smith	Director	March 22, 2024

/s/ Nancy Snyderman, M.D., FACS Nancy Snyderman, M.D., FACS	Director	March 22, 2024

/s/ James R. Tobin James R. Tobin	Director	March 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Lyra Therapeutics, Inc.

Watertown, MA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lyra Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2013.

Boston, Massachusetts

March 22, 2024

LYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$22,353	$32,550
Short-term investments	80,400	65,344
Prepaid expenses and other current assets	2,068	2,935
Total current assets	104,821	100,829
Property and equipment, net	2,043	2,243
Operating lease right-of-use assets	33,233	2,223
Restricted cash	1,392	1,392
Other assets	1,111	3,281
Total assets	$142,600	$109,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,131	$2,616
Accrued expenses and other current liabilities	9,374	9,030
Operating lease liabilities	5,434	1,549
Deferred revenue	1,658	1,275
Total current liabilities	19,597	14,470
Operating lease liabilities, net of current portion	21,447	667
Deferred revenue, net of current portion	12,136	14,077
Total liabilities	53,180	29,214
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2023 and 2022; 57,214,550 and 31,827,659 shares issued and outstanding at December 31, 2023 and 2022, respectively	57	32
Additional paid-in capital	400,685	329,387
Accumulated other comprehensive income, net of tax	33	10
Accumulated deficit	(311,355)	(248,675)
Total stockholders’ equity	89,420	80,754
Total liabilities and stock and stockholders’ equity	$142,600	$109,968

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Collaboration revenue	$1,558	$1,363
Operating expenses:
Research and development	48,029	38,797
General and administrative	19,057	17,556
Loss on impairment of long-lived assets	1,592	1,316
Total operating expenses	68,678	57,669
Loss from operations	(67,120)	(56,306)
Other income:
Interest income	4,499	1,041
Total other income	4,499	1,041
Loss before income tax expense	(62,621)	(55,265)
Income tax expense	(59)	(13)
Net loss	(62,680)	(55,278)
Other comprehensive income:
Unrealized holding gain on short-term investments, net of tax	23	10
Comprehensive loss	$(62,657)	$(55,268)
Net loss per share —basic and diluted	$(1.26)	$(1.83)
Weighted-average common shares outstanding—basic and diluted	49,804,283	30,235,689

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income, net of tax	Deficit	Equity
Balance at December 31, 2021	13,007,178	$13	$227,700	$—	$(193,397)	$34,316
Exercise of common stock options	2,718	—	8	—	—	8
Issuance of common stock and pre-funded warrants, net of issuance costs of $4,244	18,815,159	19	96,232	—	—	96,251
Issuance of common stock upon RSU vesting	2,604	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	10	—	10
Stock-based compensation	—	—	5,447	—	—	5,447
Net loss	—	—	—	—	(55,278)	(55,278)
Balance at December 31, 2022	31,827,659	$32	$329,387	$10	$(248,675)	$80,754
Exercise of common stock options	57,897	—	103	—	—	103
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,482	17,652,962	18	46,500	—	—	46,518
Issuance of common stock upon RSU vesting	7,041	—	—	—	—	—
Shares issued under ATM, net of issuance costs of $172	6,017,568	6	19,062	—	—	19,068
Exercise of pre-funded warrants	1,651,423	1	1	—	—	2
Unrealized gain on available-for-sale securities	—	—	—	23	—	23
Stock-based compensation	—	—	5,632	—	—	5,632
Net loss	—	—	—	—	(62,680)	(62,680)
Balance at December 31, 2023	57,214,550	$57	$400,685	$33	$(311,355)	$89,420

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(62,680)	$(55,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,887	5,447
Depreciation expense	278	1,067
Loss on impairment of long-lived assets	1,592	1,316
Net amortization of premium on short-term investments	(3,496)	(492)
Changes in assets and liabilities:
Prepaid expenses and other current assets	867	(764)
Operating lease right-of-use assets	(5,137)	(868)
Other assets	210	(574)
Accounts payable	450	(2,411)
Accrued expenses and other current liabilities	1,491	4,772
Operating lease liabilities	(1,208)	763
Deferred revenue	(1,558)	3,637
Net cash used in operating activities	(63,304)	(43,385)
Cash flows from investing activities:
Purchases of property and equipment	(1,047)	(164)
Proceeds from maturities of investments	110,886	—
Purchase of investments	(122,423)	(64,842)
Net cash used in investing activities	(12,584)	(65,006)
Cash flows from financing activities:
Proceeds from sale of common stock, warrants and pre-funded warrants	69,242	100,495
Payment of issuance costs	(3,654)	(4,246)
Proceeds from exercise of stock options	103	8
Net cash provided by financing activities	65,691	96,257
Net decrease in cash, cash equivalents and restricted cash	(10,197)	(12,134)
Cash and cash equivalents and restricted cash, beginning of period	33,942	46,076
Cash and cash equivalents and restricted cash, end of period	$23,745	$33,942
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$623	$—
Prepaid expenses for right-of-use asset included in operating lease liabilities	$2,786	$1,960
Modification of lease agreement	$4,931	$1,928
Right-of-use asset in exchange for lease liability	$18,156	$—

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Going Concern and Basis of Presentation

Lyra Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company focused on the development and commercialization of therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. The Company’s proprietary technology is designed to consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. The Company’s product candidates, LYR-210 and LYR-220, are bioabsorbable polymeric matrices designed to be administered in a brief, non-invasive, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. The Company was incorporated as a Delaware corporation on November 21, 2005 and is located in Watertown, Massachusetts. On July 16, 2018, the Company formerly changed its name from 480 Biomedical, Inc. to Lyra Therapeutics, Inc.

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

Going Concern

From inception through December 31, 2023, the Company has raised an aggregate of $416.1 million to fund its operations primarily from the equity financings, government grants and its License and Collaboration Agreement with LianBio discussed in Note 10.

The Company has incurred recurring net losses since inception and has an accumulated deficit of approximately $311.4 million at December 31, 2023. The Company expects to continue to generate operating losses for the foreseeable future. At December 31, 2023 the Company had approximately $22.4 million of cash and cash equivalents and $80.4 million of short-term investments, and, due to an expected increase in certain expenditures, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued.

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

The Company expects to incur increased costs as it progresses its product candidates through clinical development. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it plans to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023, and December 31, 2022, other comprehensive loss consisted of unrealized gains and losses, net of taxes from its short-term investments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash held in banks, amounts held in money market funds, and highly liquid debt securities. Cash equivalents are stated at cost, which approximates market value.

Restricted Cash

The Company had restricted cash of approximately $1.4 million as of December 31, 2023 and 2022, respectively. These balances were held as restricted at the Company’s financial institution to secure the Company’s letters of credit for its facility leases.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$22,353	$32,550
Restricted cash	1,392	1,392
Total	$23,745	$33,942

Short-term Investments

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

The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statements of operations and comprehensive loss. The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection therewith, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on the consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive loss as a separate component of stockholders' equity. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the consolidated statements of operations and comprehensive loss. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Other Assets

The Company includes certain items within other assets on the consolidated balance sheets. The Company had other assets of approximately $1.1 million as of December 31, 2023 primarily comprised of long-term deposits for the Company's clinical trial agreements. The Company had other assets of $3.3 million as of December 31, 2022 which was primarily comprised of long-term deposits for the Company's clinical trial agreements as well as prepaid rent related to our new facility lease in Waltham which was reclassified to a right-of-use asset upon possession of the space.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. In October of 2022, the Company terminated an agreement with a contract manufacturer organization, or CMO. Prior to termination, the Company had funded certain leasehold improvements at the CMO’s facility that the Company does not anticipate receiving the benefit of in the future and has accordingly impaired the respective assets. Additionally, the Company recognized $1.6 million and $1.3 million related to loss on impairment of long-lived research and development assets for the periods ended December 31, 2023 and 2022, respectively, both related to the agreement termination referred to above based on specific facts and circumstances in the respective periods. This impairment evaluation related to the net book value of leasehold improvement and laboratory equipment assets held at the CMO.

The Company also assesses its right-of-use assets for impairment annually. There are no indicators of impairment of the right-of-use assets as of December 31, 2023 and 2022.

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

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Operating lease right-of-use assets also include the effect of any lease payments made prior to commencement and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

The Company separates lease and non-lease components when determining which lease payments to include in the calculation of its lease assets and liabilities. Variable lease payments are expensed as incurred. If a lease includes an option to extend or terminate the lease, the Company reflects the option in the lease term if it is reasonably certain it will exercise the option.

Accrued Research and Development Expenses

As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its accrued research and development expenses. This process involves reviewing purchase orders and open contracts, communicating with the Company's personnel to identify services that have been performed on its behalf, and estimating the level of service performed and the associated cost incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company's service providers invoice the Company monthly in arrears for services performed, on a pre-determined schedule, or when contractual milestones are met; however, some require advance payments. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and make adjustments if necessary. The significant estimates in the Company's accrued research and development expenses include the following costs incurred for services in connection with research and development activities for which the Company has not yet been invoiced:

•
vendors in connection with preclinical development activities;
•
vendors in connection with the testing of preclinical and clinical trial materials;

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•
Contract research organizations ("CROs") in connection with preclinical and clinical studies; and
•
investigative sites in connection with clinical trials.

The Company contracts with CROs to conduct clinical and other research and development services on its behalf. The Company bases its expenses related to CROs on its estimates of the services received and efforts expended pursuant to quotes and contracts with them. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company's CROs will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company's estimate, the Company adjusts the accrual or amount of prepaid expense accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although the Company does not expect its estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(62,680)	$(55,278)
Net loss attributable to common stockholders	$(62,680)	$(55,278)
Denominator:
Weighted-average common shares—basic and diluted	49,804,283	30,235,689
Net loss per share attributable to common stockholders—basic and diluted	$(1.26)	$(1.83)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	Year Ended December 31,
	2023	2022
Stock options	5,709,980	4,311,333
Restricted stock units	105,048	28,212
Stock warrants	10,030,575	—
Total	15,845,603	4,339,545

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2022. The Company adopted this standard as of January 1, 2023, with no material impact on its consolidated financial statements.

In November 2023 the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. This standard requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

composition for other segment items to reconcile to segment profit or loss and the title and position of the entity's CODM. The amendments in this update also expand the interim segment disclosure requirements. All disclosure requirements under this standard are also required for public entities with a single reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The Company is currently evaluating the potential impact that this new standard will have on our consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and footnotes.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2023
Assets:
Cash equivalents
Money market funds	$11,167	$11,167	$—	$—
U.S. treasury bills	8,980	—	8,980	—
Total cash equivalents	$20,147	$11,167	$8,980	$—
Short-term investments:
U.S. treasury bills	76,918	—	76,918	—
U.S. Government Agency and foreign national bank securities	3,482	—	3,482	—
Total Short-term investments	$80,400	$—	$80,400	$—

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2022
Assets:
Cash equivalents
Money market funds	$22,580	$22,580	$—	$—
Corporate debt securities	7,089	2,098	4,991	—
Total cash equivalents	$29,669	$24,678	$4,991	$—
Short-term investments:
US treasury bills	2,966	2,966	—	—
Corporate Bonds and U.S. Government Agency Securities	62,378	4,732	57,646	—
Total Short-term investments	$65,344	$7,698	$57,646	$—

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As of December 31, 2023, the Company’s cash equivalents were invested in money market funds and U.S. treasury bills, which were valued based on Level 1 and Level 2 inputs, respectively. As of December 31, 2023, the Company's short-term investments consisted of U.S. treasury bills which were valued based on Level 2 inputs and U.S. Government Agency Securities and foreign national bank securities, which were valued based on Level 2 inputs.

As of December 31, 2022, the Company’s cash equivalents were invested in money market funds and certain corporate debt securities, which were valued based on Level 1 inputs, and other corporate debt securities which were valued based on Level 2 inputs. As of December 31, 2022, the Company's short-term investments consisted of U.S. treasury bills and certain corporate bonds which were valued based on Level 1 inputs and other Corporate Bonds and U.S. Government Agency Securities, which were valued based on Level 2 inputs. During the preparation of the Company’s annual financial statements, the Company identified an immaterial error in the Company’s historical financial statements whereby the Company misclassified U.S. treasury bills considered to be short-term investments of $22,671 and $58,244 at June 30, 2023 and September 30, 2023, respectively, as a Level 1 investment instead of as a Level 2 investment and misclassified U.S. treasury bills considered to be cash equivalents of $15,937 at September 30, 2023 as a Level 1 investment instead of as a Level 2 investment.

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

4. Short-term Investments

The fair value of available-for-sale investments by type of security was as follows:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investments:
U.S. treasury bills	$76,881	$37	$—	$76,918
U.S. Government Agency and foreign national bank securities	3,486	—	(4)	$3,482
Total investments	$80,367	$37	$(4)	$80,400

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investments:
U.S. treasury bills	$2,966	$—	$—	$2,966
Corporate Bonds and U.S. Government Agency Securities	62,368	14	(4)	62,378
Total investments	$65,334	$14	$(4)	$65,344

The Company held two debt securities that were in an unrealized loss position as of December 31, 2023. The aggregated fair value of debt securities in an unrealized loss position was $3.5 million. As of December 31, 2023, the Company did not hold debt securities in a continuous unrealized loss position for more than 12 months.

The Company held four debt securities that were in an unrealized loss position as of December 31, 2022. The aggregated fair value of debt securities in an unrealized loss position was $3.9 million. As of December 31, 2022, the Company did not hold debt securities in a continuous unrealized loss position for more than 12 months.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection therewith, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on the consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive loss as a separate component of stockholders' equity. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the consolidated statements of operations and comprehensive loss. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at December 31, 2023 are attributable to changes in interest rates.

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Property and equipment:
Laboratory equipment	$2,736	$5,022
Computer software and equipment	105	675
Office furniture and fixtures	662	323
Leasehold improvements	461	397
	$3,964	$6,417
Accumulated depreciation	(1,921)	(4,174)
Property and equipment, net	$2,043	$2,243

The Company recognized approximately $0.3 million and $1.1 million of depreciation expense for the years ended December 31, 2023 and 2022, respectively.

In October of 2022, the Company terminated an agreement with a contract manufacturer organization, or CMO. Prior to termination, the Company had funded certain leasehold improvements at the CMO’s facility that the Company does not anticipate receiving the benefit of in the future and has accordingly impaired the respective assets. Additionally, the Company recognized $1.6 million and $1.3 million related to loss on impairment of long-lived research and development assets for the periods ended December 31, 2023 and 2022, respectively, both related to the agreement termination referred to above based on specific facts and circumstances in the respective periods. This impairment evaluation related to the net book value of leasehold improvement and laboratory equipment assets held at the CMO.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Payroll and employee related expenses	$4,670	$2,975
Third-party research and development expenses	3,473	3,435
Lease-related costs	—	1,961
Other	1,231	659
Total accrued expenses and other current liabilities	$9,374	$9,030

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7. Preferred and Common Stock

The Company has 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no shares issued or outstanding as of December 31, 2023 and 2022.

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. As of December 31, 2023, the Company sold 6,017,568 shares resulting in net proceeds of $19.1 million.

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

September 2023 Financing

On September 1, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company's common stock for aggregate gross proceeds of up to $50.0 million. The offering and sale of up to $50.0 million of the common shares has been registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the Company's Registration Statement on Form S-3 (File No. 333-256020) (the "Registration Statement"), which was originally filed with the Securities and Exchange Commission ("SEC") on May 11, 2021,
and declared effective by the SEC on May 20, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement relating to the shares that was filed with the SEC on September 1, 2023 (the "Prospectus Supplement").

Pursuant to the Sales Agreement, Cantor may sell the shares in sales deemed to be "at the market offerings" as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the shares under the Sales Agreement and may at any time suspend or terminate the offering of the shares pursuant to the Sales Agreement upon notice to Cantor and subject to other conditions. Cantor will act as sales agent and will use commercially reasonable efforts to sell on the Company's behalf all of the shares requested to be sold by the Company, on mutually agreed terms between Cantor and the Company.

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

On October 2, 2023, the Company sold an aggregate of 3,017,568 shares of common stock under the Sales Agreement, at a weighted average price of $3.71 per share, which generated net proceeds of $10.9 million. On November 15, 2023, the Company sold an aggregate of 3,000,000 shares of common stock under the Sales Agreement, at a weighted average price of $2.88 per share, which generated net proceeds of $8.2 million.

May 2023 Financing

On May 25, 2023, the Company entered into the Purchase Agreement, with the purchasers, pursuant to which the Company agreed to sell securities to the Investors in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of:

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

17,652,962 shares of the Company’s common stock and accompanying warrants to purchase up to 8,826,481 shares of the Company’s common stock (Purchase Warrants), with an exercise price of $2.67 per share, for aggregate gross proceeds of $44.0 million. Each Purchase Warrant became exercisable on November 30, 2023, and expire on November 30, 2028. Additionally, the Company issued Pre-Funded Warrants to purchase 2,408,188 shares of the Company’s common stock (Pre-Funded Warrants), with an exercise price of $0.001 per share, and accompanying purchase warrants to purchase up to 1,204,094 shares of the Company’s common stock (Purchase Warrants), with an exercise price of $2.673 per share, for aggregate gross proceeds of $6.0 million. In total 10,030,575 Purchase Warrants were issued and 2,408,188 Pre-Funded Warrants were issued. The Pre-Funded Warrants are immediately exercisable and expire on May 31, 2028.

The closing of the Private Placement occurred on May 31, 2023. The Company filed a shelf registration statement on Form S-3 with the SEC on June 28, 2023, and it was declared effective on July 7, 2023.

The Company received an aggregate of $50.0 million in gross proceeds, or $46.5 million after deducting issuance costs. The Company has allocated the net proceeds among the common stock, the Purchase Warrants and the Pre-Funded Warrants using the relative fair value method for each of the above transactions. The Company has allocated $30.5 million to the shares of common stock, $4.2 million to the Pre-Funded Warrants and $12 million to the Purchase Warrants. During the preparation of the Company’s annual financial statements, the Company identified an immaterial error in the Company’s historical financial statements whereby the Company omitted this disclosure in the interim financial statements for the quarter ended June 30, 2023 and incorrectly disclosed an allocation of $11.5 million instead of $12 million to the Purchased Warrants and failed to disclose the allocation of $4.2 million to the Pre-Funded Warrants in the interim financial statements for the quarter ended September 30, 2023. These immaterial errors have been corrected within these consolidated financial statements.

The Company has determined the fair value of the common shares based upon the Company’s common stock price on the date of the transaction applied to the number of shares of common stock issued. The fair value of the Pre-Funded Warrants was determined based on the Company’s common stock price on the date of the transaction, less the $0.001 per share exercise price of the warrants, applied to the number of Pre-Funded Warrants. The fair value of the Purchase Warrants was determined using the Black-Scholes model applied to the number of Purchase Warrants. The assumptions used in the Black-Scholes model were as follows:

Exercise price	$2.67
Fair value of common stock	$2.57
Volatility	81.93%
Expected term	5.5 years
Risk-free interest rate	3.74%

The Company’s outstanding warrants are freestanding instruments and are classified within stockholders’ equity since the warrants are indexed to the Company’s common stock and meet the equity classification criteria.

There were no warrants issued in the May 2023 Financing exercised during the year ended December 31, 2023.

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

The Pre-Funded Warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Pre-Funded Warrants do not provide any guarantee of value or return. The Company valued the Pre-Funded Warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and Pre-Funded Warrants, of which $19.7 million was allocated to the Pre-Funded Warrants and recorded as a component of additional paid-in capital. There were 1,651,423 Pre-Funded Warrants issued in the April 2022 Financing exercised as of December 31, 2023.

The Company has reserved for future issuances the following shares of common stock as of December 31, 2023:

As of December 31, 2023
Option to exercise stock warrants	15,786,924
Stock options and restricted stock units	7,679,566
Employee stock purchase plan	438,834
Total	23,905,324

8. Common Stock Warrants

The following table represents a summary of the warrants outstanding and exercisable as of December 31, 2023, all of which are equity-classified:

	Number of Common Warrants	Number of Pre-funded Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate intrinsic Value
Outstanding at January 1, 2022	—	—	$—	—	$—
Pre-funded warrants issued	—	5,000,000	—	—	—
Outstanding at December 31, 2022	—	5,000,000	—	4.3	$15.7
Common warrants issued	10,030,575	—	2.673	—	—
Pre-funded warrants issued	—	2,408,188	0.001	—	—
Pre-funded warrants exercised	—	(1,651,423)	0.001	—	—
Pre-funded warrants cancelled	—	(416)	$0.001	—	—
Outstanding at December 31, 2023	10,030,575	5,756,349

The weighted average exercise price, weighted average remaining contractual term, and aggregate intrinsic value for the common warrants were $2.673, 4.9 years and $25.7 million, respectively, at December 31, 2023. The weighted average exercise price, remaining contractual term, and aggregate intrinsic value for the Pre-funded warrants were $0.001, 3.92 and $30.2 million, respectively, at December 31, 2023.

The following summarizes warrant activity during the years ended December 31, 2023 and 2022:

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

			Number of Shares Underlying Warrants
			Year ended December 31,
Issue Date	Exercise Price	Expiration Date	2023	2022
April 13, 2022	$0.001	April 12, 2027	5,000,000	5,000,000
May 31, 2023	$0.001	May 31, 2028	756,349	—
May 31, 2023	$2.673	November 30, 2028	10,030,575	0
Total Outstanding and Exercisable			15,786,924	5,000,000

9. Stock-Based Compensation Expense

The Company currently grants equity-based awards under its 2020 Incentive Award Plan (“2020 Plan”) and the 2022 Employment Inducement Award Plan (“Inducement Award Plan”). The Company previously granted equity-based awards under its 2005 Equity Incentive Plan (“2005 Plan”) and 2016 Equity Incentive Plan ("2016 Plan”).

The 2020 Plan provides for grant of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, performance awards and other share and cash-based awards to employees and consultants and members of the Board of Directors of the Company and its subsidiary.

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 8,800,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. On January 1, 2023, the shares available for grant under the 2020 Plan was automatically increased by 1,273,106. As of December 31, 2023, the Company had 1,544,538 shares available for issuance under the 2020 Plan. On January 1, 2024, the shares available for grant under the 2020 Plan was automatically increased by 2,288,582.

In February 2022, the Company’s Board of Directors adopted the Company’s 2022 Employment Inducement Award Plan (“Inducement Award Plan,” and together with the 2020 Plan, 2016 Plan and 2005 Plan, the “Plans”), which was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”), and currently allows for the granting of up to 2,763,002 shares of the Company's common stock. The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants. In accordance with Rule 5635(c)(4), awards made under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or any employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. In June 2022, the Inducement Award Plan was amended to increase the shares authorized for issuance thereunder to 1,473,002 shares and amended again in the same month to increase the shares authorized for issuance to 1,703,002. In September 2022, the Inducement Award Plan was amended to increase the shares authorized for issuance to 1,813,002 shares. On December 9, 2022, the Inducement Award Plan was amended and restated to increase the shares authorized for issuance to 2,413,002 shares. The amended and restated Inducement Award Plan was amended in October 2023 to add another 350,000 shares to the shares authorized for issuance, for a current overall limit of 2,763,002 shares. During the year-ended December 31, 2023, the Company granted options to purchase 630,000 shares of common stock to certain executives. There were 320,000 shares remaining available for issuance under the Inducement Award Plan as of December 31, 2023.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$1,176	$850
General and administrative	4,711	4,597
Total	$5,887	$5,447

For the year ended December 31, 2023, approximately $255,000 of the stock-based compensation expense is recorded as a liability.

The Company has granted options to purchase 1,648,002 shares of common stock that vest as to one-third of options, in each case, upon the achievement of three distinct market capitalization targets during the five-year performance period following the date of grant, provided that no more than one-third of the option may vest prior to the first anniversary of the date of grant, no more than two-thirds of the option may vest prior to the second anniversary of the date of grant and the option may not become fully vested prior to the third anniversary of the date of grant, subject to continued service on each applicable vesting date and certain exceptions in the context of a change in control transaction. The Company has accounted for these awards as market-based condition awards and therefore, stock-based compensation recorded during the year ended December 31, 2023 was $2.0 million.

A summary of the restricted stock unit activity under the Plans for the year ended December 31, 2023 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2022	28,212	$4.78
Granted	115,790	$2.85
Vested	(7,041)	$4.78
Forfeited	(31,913)	$2.97
Restricted stock units outstanding as of December 31, 2023	105,048	$3.20

The following table summarizes the Company’s unrecognized stock-based compensation as of December 31, 2023:

	Year Ended December 31,
	Unrecognized Expense (in thousands)	Period of Recognition (years)
Restricted stock units	$254	2.9
Stock options	7,107	2.3
Total	$7,361

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, or a Monte Carlo simulation in the case of the options granted to certain executive officers with performance grants, with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.9%	2.7%
Expected dividend yield	—%	—%
Expected term (in years)	6.1	6.0
Expected volatility	82.7%	81.3%

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A summary of the stock option activity under the Plans for the year ended December 31, 2023 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2022	4,311,333	$7.07	8.2	$378
Granted	1,860,647	2.93
Exercised	(57,377)	1.75
Cancelled	(404,623)	8.44
Outstanding at December 31, 2023	5,709,980	$5.68	8.0	$6,334
Exercisable at December 31, 2023	1,775,214	$8.75	6.6	$1,579
Vested and expected to vest at December 31, 2023	5,709,980	$5.68	8.0	$6,334

During the preparation of the Company’s annual financial statements, the Company determined that 356,083 stock options and 154,926 restricted stock units and any related forfeitures, exercises or cancellations of such awards were incorrectly included in the respective roll-forward tables in each quarterly report on Form 10-Q filed in 2023 since the awards did not meet the grant date criteria under ASC 718 Compensation – Stock Compensation. The Company concluded that the error was immaterial. Since the grant date criteria were not met as of December 31, 2023, these awards have been excluded from the restricted stock unit and stock option activity tables immediately above.

The weighted-average fair value of options granted to employees, directors and non-employees during the years ended December 31, 2023 and 2022 was $2.13 and $3.40, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was approximately $0.1 million and $5,000, respectively.

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

On January 1, 2023, the shares available for grant under the 2020 ESPP was automatically increased by 159,138. On January 1, 2024, the shares available for grant under the 2020 ESPP was automatically increased by 286,072. The 2020 ESPP permits eligible participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. As of December 31, 2023, no shares have been issued under the 2020 ESPP.

10. Collaboration Agreement

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

LianBio will be responsible for the clinical development and commercialization of LYR-210 in the licensed territories, and the Company will retain all rights to LYR-210 in all other geographies. As part of the LianBio License Agreement, LianBio will also have the first right to obtain development and commercial rights in the licensed territories to the Company’s LYR-220 product candidate.

LianBio announced that in October 2023 its Board of Directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, will be completed by the end of 2024. LianBio announced in 2024 that it was further reducing the size of its workforce to approximately 50 employees with plans to reduce that number further over the course of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement.

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

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of December 31, 2023, as all milestone amounts were fully constrained based on the probability of achievement.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

In February 2022, the Company achieved a development milestone of $5.0 million for dosing the first patient in the U.S., and the related cash amount was received in April 2022. In accordance with ASC 606, the Company has updated its determination of the transaction price for this previously constrained amount from $12.0 million to $17.0 million, allocated the development milestones to each of the performance obligations previously identified in the agreement in accordance with the original revenue allocation percentages, and is recognizing the revenue under the revenue recognition model previously developed for each performance obligation. The following table reflects the change in the transaction price (in thousands):

	As of December 31, 2023
	Pre-Milestone	Milestone	Post-Milestone
Combined Performance Obligation	$8,373	$3,489	$11,862
Development Activities Performance Obligation	3,627	1,511	5,138
Total	$12,000	$5,000	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of December 31, 2023
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2022	$11,748	$3,604	$15,352
Milestone	—	—	—
Revenue recognized	—	(1,558)	(1,558)
Deferred revenue at December 31, 2023	$11,748	$2,046	$13,794

	As of December 31, 2022
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2021	$8,259	$3,456	$11,715
Milestone	3,489	1,511	5,000
Revenue recognized	—	(1,363)	(1,363)
Deferred revenue at December 31, 2022	$11,748	$3,604	$15,352

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

There were no milestones achieved during the year ended December 31, 2023. During the year ended December 31, 2022, the Company achieved a milestone, which resulted in the receipt of $5.0 million of cash.

The Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. No royalty revenue has been earned as of December 31, 2023.

Entities affiliated with Perceptive Advisors, LLC are shareholders of both the Company and LianBio. Additionally, two of the Company’s directors are Managing Directors at Perceptive Advisors, LLC and one of these directors is also the Executive Chairman of LianBio’s board of directors.

11. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. During the years ended December 31, 2023 and 2022, the Company recorded net operating losses of approximately $62.7 million and $55.3 million, respectively, and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the years ended December 31, 2023 and 2022.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2023	2022
Income tax computed at federal statutory tax rate	21.0%	21.0%
Permanent differences	(2.1)%	(1.4)%
State taxes, net of federal benefit	6.7%	4.9%
Research and development and other tax credits	5.2%	4.4%
Change in deferred tax asset valuation allowance	(31.0)%	25.8%
Loss of Attributes - IRC 382 Ownership Change	0.5%	(54.7)%
Other	(0.3)%	—
	—%	—%

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Net deferred tax assets as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$29,999	$25,154
Research and development credits	5,026	1,751
Stock-based compensation	1,132	1,295
Operating lease liabilities	7,466	583
Capitalized research & experimental expenditures	19,036	9,076
Deferred revenue	3,768	2,763
Other	920	474
Total gross deferred tax assets	67,347	41,096
Less: valuation allowance	(59,956)	(40,512)
Total deferred tax assets	7,391	584
Deferred tax liabilities:
Operating lease right-of-use assets	(7,391)	(584)
Total deferred tax liabilities	(7,391)	(584)
Net deferred taxes	$—	$—

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $23.7 million which may be able to offset future income tax liabilities and expire at various dates through 2037 and approximately $104.6 million of federal net operating loss carryforwards that may be carried forward indefinitely. As a result of the IRC 382 study performed during the prior year the Company wrote off $125.8 million of state net operating losses and $2.8 million of state research and development credits. The Company updated their 382 study in the current year given the changes to the Massachusetts apportionment to single sales resulting in a reduced amount of $121.2 million. As of December 31, 2023, the Company had state net operating loss carryforwards of approximately $48.3 million which may be available to offset future income tax liabilities and expire at various dates through 2043.

As of December 31, 2023 and 2022, the Company had federal research and development tax credit carryforwards of approximately $4.2 million and $1.4 million, respectively, available to reduce future tax liabilities which expire at various dates through 2043. As of December 31, 2023 and 2022, the Company had state research and development tax credit carryforwards of approximately $1.1 million and $0.4 million, respectively, available to reduce future tax liabilities which expire at various dates through 2038. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the IRC, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. The Company had performed an IRC 382 study during the prior year which resulted in identifying three separate ownership changes that occurred on March 31, 2006, January 17, 2020, and April 13, 2022. We performed an update assessment to our 382 analysis in conjunction with the December 31, 2023 annual audit noting no additional ownership change. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2023 and 2022 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and, as a result, a valuation allowance of approximately $60 million and $40.5 million,

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

respectively, has been established at December 31, 2023 and 2022. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance decreased by approximately $19.5 million during the year ended December 31, 2023 due primarily to the generation of net operating losses compared to the decrease by approximately $14.2 million during the year ended December 31, 2022 due primarily to the write-off of net operating losses and research and development credits as a result of the IRC 382 study.

The Company has recorded adjustments to deferred tax assets for unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2023 and 2022, the Company had not accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s statement of operations and comprehensive loss. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. The statute of limitations for federal and state tax authorities is closed for years prior to December 31, 2020. However, since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

12. Leases

Watertown Lease

In August 2007, the Company entered into an operating lease, as amended, for office and laboratory space in Watertown, Massachusetts. The lease includes certain rent escalations. In July 2023, the Company amended the lease to extend the expiration of the lease term from April 2024 to April 2027. Under the terms of the amended lease, the Company no longer has the right to terminate the lease after January 1, 2024. The Company has accounted for the amendment as a lease modification and changes to the right of use asset and liability was reflected within the consolidated balance sheet as of December 31, 2023. The impact to the right of use asset as of the lease amendment date was $4.9 million.

The Company maintains a letter of credit of approximately $0.3 million securing its obligations under the operating lease which is secured by approximately $0.3 million, which are included as restricted cash in the consolidated balance sheets. Rent expense is recognized on a straight-line basis over the terms of occupancy.

Waltham Lease

In May 2022, the Company executed a lease agreement located at 880 Winter Street in Waltham, Massachusetts. The leased premises comprise approximately 29,000 square feet of office and lab space, and the lease provides for base rent of $2.2 million per year, which will increase 3% per year over the noncancellable term ending on June 30, 2033. The Company has the option to extend the lease for one additional five-year term and is responsible for its share of real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The Company did not include the option to extend the lease for the additional five-year term in its evaluation of the right-of-use asset and lease liability.

Upon lease commencement on December 21, 2023, following substantial completion of construction to prepare the premises for the Company’s use, the Company recorded the lease as a component of its operating lease right-of-use asset and operating lease liabilities. The improvements to prepare the leased premises for the Company’s intended use were funded by (i) the landlord, through a tenant allowance of $5.9 million and (ii) approximately $8.3 million funded by the Company. The Company recorded a right-of-use asset upon lease commencement in the amount of $27.6 million. In connection with the lease, a security deposit was delivered to the landlord in the form of an irrevocable standby letter of credit collateralized by $1.1 million of deposits with the financial institution which is recorded as restricted cash.

Waltham Sublease

In December 2023, the Company executed a sublease agreement for additional laboratory and office space located at 880 Winter Street in Waltham, Massachusetts. The subleased premises comprise approximately 24,000 square feet, and the sublease provides for base rent of $1.8 million per year, which will increase 3% per year over the noncancellable term ending on November 30, 2032. The Company is also responsible for its share of real estate taxes, maintenance, and other operating expenses applicable to the subleased premises.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Upon sublease commencement on January 3, 2024, the Company will record the sublease as a component of its operating lease right-of-use asset and operating lease liabilities. In connection with the lease, a security deposit was delivered to the landlord in the form of an irrevocable standby letter of credit collateralized by $0.6 million of deposits with the financial institution.

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

The components of lease cost recorded in the Company’s consolidated financial statements were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Lease Cost:
Operating lease cost	$1,966	$1,115
Variable lease cost	1,202	3,931
Total lease cost	$3,168	$5,046

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building and variable lease costs associated with the Company’s CMO embedded lease arrangement. During the year ended December 31, 2023, the Company did not record any cost related to the CMO embedded lease.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of December 31, 2023
Weighted-average remaining lease term (in years)	8.2
Weighted-average discount rate	6.6%

As of December 31, 2022
Weighted-average remaining lease term (in years)	1.3
Weighted-average discount rate	8.2%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of December 31, 2023 were as follows (in thousands):

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Year ending December 31,
2024	$7,387
2025	4,275
2026	4,592
2027	3,173
2028	2,489
Thereafter	12,147
Total maturities	34,063
Less: Imputed interest	(7,182)
Present value of operating lease liability	26,881
Less: Current portion of operating lease liability	(5,434)
Total operating lease liability, net of current portion	$21,447

Total rent expense under the Company's leases amounted to $2.0 million for the year ended December 31, 2023 and $1.1 million for the year ended December 31, 2022.

13. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. For the years ended December 31, 2023 and 2022, the Company made a discretionary match that matches 50%, up to 6% employee contribution, and therefore a maximum of 3% of employees’ salary. Matching contributions are fully vested at the time of contribution. The Company matched $0.4 million and $0.3 million of employee 401(k) contributions for the years ended December 31, 2023 and 2022, respectively, which is included in the statements of operations and comprehensive loss.

14. Subsequent Events

On February 12, 2024, the Company executed a trade against the ATM Sales Agreement for a total of 1,041,666 shares at $4.80 per share for net proceeds of $4.8 million. These net proceeds were not included in the cash & cash equivalents balance as of December 31, 2023.

On March 1, 2024, one of the Company's investors exercised warrants of restricted shares for a total of 1,424,272 shares at $2.67 per share for net proceeds of $3.8 million. These net proceeds were not included in the cash & cash equivalents balance as of December 31, 2023.

On March 18, 2024, the Company’s Board of Directors granted 275,000 restricted stock units to Dr. Waksal, which will vest in a single installment on January 31, 2025, and an option to purchase 500,000 shares of the Company’s common stock to Dr. Palasis, which vests in 48 equal monthly installments commencing on January 31, 2024. In addition, on March 21, 2024, the Company’s Board of Directors granted 385,000 performance-based restricted stock units to Dr. Waksal and a performance-based option to purchase 550,000 shares of the Company’s common stock to Dr. Palasis. Each of these performance-based awards will vest in a single installment on January 31, 2028, subject to the achievement by the Company of certain specified strategic milestones within specified timeframes, with potential accelerated vesting in connection with a change in control or qualifying termination of the executive officer’s employment.