Form 10-Q
period 2024-03-31
Lyra Therapeutics, Inc.
filed 2024-04-30
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 15, 2024, the registrant had 60,964,859 shares of common stock, $0.001 par value per share, outstanding.

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
•
our business is highly dependent on the success of our most advanced product candidate, LYR-210, which requires on-going clinical testing before we can seek regulatory approval and potentially launch our product;
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
•
we are party to a collaboration, and may enter into other collaborations, that place the development and commercialization of our product candidates outside our control, require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, our product candidates may not reach their full market potential;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$15,799	$22,353
Short-term investments	71,319	80,400
Prepaid expenses and other current assets	2,325	2,068
Total current assets	89,443	104,821
Property and equipment, net	3,783	2,043
Operating lease right-of-use assets	45,626	33,233
Restricted cash	1,992	1,392
Other assets	683	1,111
Total assets	$141,527	$142,600
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,844	$3,131
Accrued expenses and other current liabilities	10,057	9,374
Operating lease liabilities	4,504	5,434
Deferred revenue	1,319	1,658
Total current liabilities	18,724	19,597
Operating lease liabilities, net of current portion	33,356	21,447
Deferred revenue, net of current portion	11,943	12,136
Total liabilities	64,023	53,180
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 60,964,775 and 57,214,550 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	61	57
Additional paid-in capital	411,225	400,685
Accumulated other comprehensive income, net of tax	25	33
Accumulated deficit	(333,807)	(311,355)
Total stockholders’ equity	77,504	89,420
Total liabilities and stockholders’ equity	$141,527	$142,600

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$532	$410

Operating expenses:
Research and development	18,238	12,596
General and administrative	5,818	5,127
Total operating expenses	24,056	17,723
Loss from operations	(23,524)	(17,313)
Other income:
Interest income	1,086	1,072
Total other income	1,086	1,072
Loss before income tax expense	(22,438)	(16,241)
Income tax expense	(14)	(14)
Net loss	(22,452)	(16,255)
Other comprehensive loss:
Unrealized holding loss on short-term investments, net of tax	(8)	(22)
Comprehensive loss	$(22,460)	$(16,277)
Net loss per share attributable to common stockholders— basic and diluted	$(0.35)	$(0.44)
Weighted-average common shares outstanding— basic and diluted	64,011,360	36,832,747

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss, net of tax	Deficit	Equity
Balance at December 31, 2022	31,827,659	$32	$329,387	$10	$(248,675)	$80,754
Exercise of common stock options	2,115	—	4	—	—	4
Issuance of common stock upon RSU vesting	7,041	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	1,610	—	—	1,610
Net loss	—	—	—	—	(16,255)	(16,255)
Balance at March 31, 2023	31,836,815	$32	$331,001	$(12)	$(264,930)	$66,091
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
		Amount	Capital	Loss, net of tax	Deficit	Equity
Balance at December 31, 2023	57,214,550	$57	$400,685	$33	$(311,355)	$89,420
Exercise of common stock options	918	—	3	—	—	3
Shares issued under ATM, net of issuance costs of $150	1,041,666	1	4,849	—	—	4,850
Exercise of pre-funded warrants	1,255,500	1	1	—	—	2
Exercise of common stock warrants	1,424,272	2	3,806	—	—	3,808
Issuance of common stock upon RSU vesting	27,869	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	1,881	—	—	1,881
Net loss	—	—	—	—	(22,452)	(22,452)
Balance at March 31, 2024	60,964,775	$61	$411,225	$25	$(333,807)	$77,504

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,452)	$(16,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,162	1,610
Depreciation expense	136	284
Net amortization of premium on short-term investments	(933)	(726)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(257)	843
Operating lease right-of-use assets	(824)	398
Other assets	568	(2,446)
Accounts payable	(560)	3,295
Accrued expenses and other current liabilities	827	(2,318)
Operating lease liabilities	(590)	(125)
Deferred revenue	(532)	(410)
Net cash used in operating activities	(22,455)	(15,850)
Cash flows from investing activities:
Purchases of property and equipment	(2,149)	(45)
Purchases of short-term investments	(20,525)	(4,440)
Maturity of short-term investments	30,531	9,800
Net cash provided by investing activities	7,857	5,315
Cash flows from financing activities:
Proceeds from sale of common stock, purchase warrants and pre-funded warrants, net of issuance costs	8,810	—
Payment of deferred offering costs	(169)	—
Proceeds from exercise of stock options	3	4
Net cash provided by financing activities	8,644	4
Net decrease in cash, cash equivalents and restricted cash	(5,954)	(10,531)
Cash, cash equivalents and restricted cash, beginning of period	23,745	33,942
Cash, cash equivalents and restricted cash, end of period	$17,791	$23,411

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$350	$—
Right of Use Asset in Exchange for Lease Liability	$13,667	$—
Prepaid expenses for right-of-use asset included in operating lease liabilities	$688	$—
Deferred offering costs included in accounts payable and accrued expenses	$121	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, Going Concern and Basis of Presentation

Lyra Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company focused on the development and commercialization of therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. The Company’s proprietary technology is designed to consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. The Company’s product candidates, LYR-210 and LYR-220, are bioabsorbable nasal implants designed to be administered in a simple, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. The Company was incorporated as a Delaware corporation on November 21, 2005 and is located in Watertown, Massachusetts. On July 16, 2018, the Company formerly changed its name from 480 Biomedical, Inc. to Lyra Therapeutics, Inc.

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

Going Concern

From inception through March 31, 2024, the Company has raised an aggregate of $424.8 million to fund its operations, of which $162.1 million were gross proceeds from sales of redeemable convertible preferred stock, $96.3 million were net proceeds from the April 2022 Financing (as defined below), $46.5 million were net proceeds from the May 2023 Financing (as defined below), $57.3 million were net proceeds from the Company’s initial public offering, $23.9 million of ATM proceeds related to the Company’s Controlled Equity Offering Agreement (the “Original Sales Agreement”) dated September 1, 2023, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million from the exercise of common stock warrants. Further, the Company currently has an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate.

The Company has incurred recurring net operating losses every year since inception and has an accumulated deficit of approximately $333.8 million at March 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future. At March 31, 2024, the Company had approximately $15.8 million of cash and cash equivalents and $71.3 million of short-term investments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

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

Basis of Presentation

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on March 22, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). In management’s opinion, these unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements for the periods presented.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2024. Since the date of those financial statements, there have been no changes to its significant accounting policies except as noted below.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2024 and 2023, other comprehensive income (loss) consisted of unrealized gains and losses, net of taxes from its short-term investments.

Restricted Cash

The Company had restricted cash of approximately $2.0 million as of March 31, 2024 and approximately $1.4 million as of December 31, 2023. These balances were held as of March 31, 2024 at one of the Company’s financial institutions to secure the Company’s letters of credit for its facility leases.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$15,799	$22,353
Restricted cash	1,992	1,392
Total	$17,791	$23,745

Net Loss per Share

The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company has included pre-funded warrants in its computation of basic net loss per share based on the nominal exercise price.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2024	2023
Stock options	8,053,774	5,495,826
Common stock warrants	8,606,303	—
Restricted stock units	1,061,029	260,616
Total	17,721,106	5,756,442

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

Effective January 1, 2024, the Company, as required, adopted ASU No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”) Improvements to Reportable Segment Disclosure for its annual financial statements and notes thereto for the year ending December 31, 2024 to be included in its 2024 Annual Report on Form 10-K. The Company is not required to adopt the standard for interim periods until the first quarter of 2025.

This standard requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss and the title and position of the entity's CODM.

The Company will include the required disclosure information in the notes to the financial statements for the year ending December 31, 2024 included in its 2024 Annual Report on Form 10-K and is required apply ASU No. 2023-07 on a retrospective basis. The adoption of ASU No. 2023-07 will include expanded disclosure for its 2024 financial statements, but the Company does not expect that there will be a material impact to the financial statements and related disclosures.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

		Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2024
Assets:
Cash equivalents
Money market funds	$12,079	$12,079	$—	—
Total cash equivalents	$12,079	$12,079	$—	$—
Short-term investments:
U.S. treasury bills	71,319	—	71,319	—
Total Short-term investments	$71,319	$—	$71,319	$—

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2023
Assets:

Money market funds	$11,167	$11,167	$—	$—
U.S. treasury bills	8,980	—	8,980	—
Total cash equivalents	$20,147	$11,167	$8,980	$—
Short-term investments:
U.S. treasury bills	76,918	—	76,918	—
U.S. Government Agency and foreign national bank securities	3,482	—	3,482	—
Total Short-term investments	$80,400	$—	$80,400	$—

As of March 31, 2024, the Company’s cash equivalents were invested in money market funds, which were valued based on Level 1 inputs. As of March 31, 2024, the Company's short-term investments consisted of U.S. treasury bills which were valued based on Level 2 inputs. As of December 31, 2023, the Company’s cash equivalents were invested in money market funds and U.S. treasury bills, which were valued based on Level 1 and Level 2 inputs, respectively. As of December 31, 2023, the Company's short-term investments consisted of U.S. treasury bills which were valued based on Level 2 inputs and U.S. Government Agency Securities and foreign national bank securities, which were valued based on Level 2 inputs. In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data for Level 2 investments. All available-for-sale securities have contractual maturities of less than one year. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying consolidated financial statements that required Level 3 inputs.

The carrying values of the Company’s accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these liabilities and as such these are considered Level 1 in the fair value hierarchy.

4. Preferred and Common Stock

The Company has 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no shares issued or outstanding as of March 31, 2024 or 2023.

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors (the “Board of Directors”).

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate.

September 2023 Financing

On September 1, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the "Original Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company's common stock for aggregate gross proceeds of up to $50.0 million. The offering and sale of up to $50.0 million of the common shares has been registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the Company's Registration Statement on Form S-3 (File No. 333-256020) (the "Registration Statement"), which was originally filed with the SEC on May 11, 2021, and declared effective by the SEC on May 20, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement relating to the shares that was filed with the SEC on September 1, 2023.

Pursuant to the Original Sales Agreement, Cantor may sell the shares in sales deemed to be "at the market offerings" as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has no obligation to sell any of the shares under the Original Sales Agreement and may at any time suspend or terminate the offering of the shares pursuant to the Original Sales Agreement upon notice to Cantor and subject to other conditions. Cantor will act as sales agent and will use commercially reasonable efforts to sell on the Company's behalf all of the shares requested to be sold by the Company, on mutually agreed terms between Cantor and the Company.

The Original Sales Agreement contains customary representations, warranties and agreements by the Company, and indemnification obligations of the Company and Cantor and other obligations of the parties. Under the terms of the Original Sales Agreement, the Company has agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares sold through it pursuant to the Original Sales Agreement. In addition, the Company has agreed to reimburse certain expenses incurred by Cantor in connection with the Original Sales Agreement. On February 14, 2024, the Company issued 1,041,666 shares under the Company’s ATM agreement with net proceeds of $4.8 million.

On March 22, 2024, the Company amended and restated the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. ("Cantor") pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company's common stock for aggregate gross proceeds of up to $75.0 million. The offering and sale of up to $75.0 million of the common shares has been registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the Company's Registration Statement on Form S-3 (File No. 333-278163) (the "Registration Statement"), which was originally filed with the Securities and Exchange Commission on March 22, 2024, the base prospectus contained within the Registration Statement, and a prospectus supplement relating to the shares that was filed with the SEC on March 22, 2024 (the "Prospectus Supplement").

May 2023 Financing

On May 25, 2023, the Company entered into the Purchase Agreement, with the purchasers, pursuant to which the Company agreed to sell securities to the Investors in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of:

17,652,962 shares of the Company’s common stock and accompanying warrants to purchase up to 8,826,481 shares of the Company’s common stock (Purchase Warrants), with an exercise price of $2.67 per share, for aggregate gross proceeds of $44.0 million. Each Purchase Warrant became exercisable on November 30, 2023, and expires on November 30, 2028. Additionally, the Company issued Pre-Funded Warrants to purchase 2,408,188 shares of the Company’s common stock (Pre-Funded Warrants), with an exercise price of $0.001 per share, and accompanying purchase warrants to purchase up to 1,204,094 shares of the Company’s common stock (Purchase Warrants), with an exercise price of $2.673 per share, for aggregate gross proceeds of $6.0 million. In total 10,030,575 Purchase Warrants were issued and 2,408,188 Pre-Funded Warrants were issued. The Pre-Funded Warrants are immediately exercisable and expire on May 31, 2028. The closing of the Private Placement occurred on May 31, 2023.

The Company received an aggregate of $50.0 million in gross proceeds, or $46.5 million after deducting issuance costs. The Company has allocated the net proceeds among the common stock, the Purchase Warrants and the Pre-Funded Warrants using the relative fair value method for each of the above transactions. The Company has allocated $30.5 million to the shares of common stock, $4.2 million to the Pre-Funded Warrants and $12.0 million to the Purchase Warrants.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The Company’s outstanding warrants are freestanding instruments and are classified within stockholders’ equity since the warrants are indexed to the Company’s common stock and meet the equity classification criteria.

A total of 1,424,272 Purchase Warrants were exercised related to the May 2023 financing as of March 31, 2024 at a purchase price of $2.673 per share.

April 2022 Financing

On April 13, 2022, the Company announced the closing of its private placement of common stock (or, in lieu thereof, Pre-Funded Warrants to purchase common stock), resulting in gross proceeds of approximately $100.5 million (the “April 2022 Financing”). The Company received approximately $96.3 million in net proceeds after deducting estimated offering costs of $4.2 million. Pursuant to the securities purchase agreement, (i) certain investors purchased an aggregate of 18,815,159 shares of common stock at $4.22 per share for gross proceeds to the Company of $79.4 million and (ii) certain investors purchased Pre-Funded Warrants to purchase an aggregate of 5,000,000 shares of common stock, with the exercise price of $0.001 per share for gross proceeds of $21.1 million to the Company. The warrants are exercisable on or after April 13, 2022 and expire on April 12, 2027.

The Pre-Funded Warrants were classified as a component of stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Pre-Funded Warrants do not provide any guarantee of value or return. The Company valued the Pre-Funded Warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and Pre-Funded Warrants, of which $19.7 million was allocated to the Pre-Funded Warrants and recorded as a component of additional paid-in capital. There were 2,906,923 Pre-Funded Warrants issued in the April 2022 Financing exercised as of March 31, 2024.

The Company has reserved for future issuances the following shares of common stock as of March 31, 2024:

As of March 31, 2024
Pre-funded warrants	4,500,849
Common stock warrants	8,606,303
Stock options and restricted stock units	10,077,077
Employee stock purchase plan	724,906
Total	23,909,135

5. Common Stock Warrants

The following table represents a summary of the warrants outstanding and exercisable as of March 31, 2024, all of which are equity-classified:

	Number of Common Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Expiration Date	Number of Pre-funded Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Expiration Date
Outstanding at December 31, 2023	10,030,575	$2.673	4.90	$25,700	November 30, 2028	5,756,349	$0.001	3.92	$30,200	April 2027-May 2028
Exercised	(1,424,272)	$2.673		$5,052		(1,255,500)	$0.001		$7,808
Outstanding at March 31, 2024	8,606,303	$2.673	4.65	$30,527	November 30, 2028	4,500,849	$0.001	3.67	$27,991	April 2027-May 2028

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

6. Stock-Based Compensation Expense

The Company currently grants equity-based awards under its 2020 Incentive Award Plan (“2020 Plan”) and its 2022 Inducement Plan (“Inducement Award Plan”). The Company previously granted equity-based awards under its 2005 Equity Incentive Plan (“2005 Plan”) and 2016 Equity Incentive Plan (“2016 Plan” and together with the 2020 Plan, the Inducement Award Plan and the 2005 Plan, the “Plans”).

A summary of the restricted stock unit activity under the Plans for the three months ended March 31, 2024 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2023	105,048	$3.20
Granted	984,929	$5.49
Vested	(27,869)	$3.29
Forfeited	(1,079)	$4.61
Restricted stock units outstanding as of March 31, 2024	1,061,029	$5.33

A summary of the stock option activity under the Plans for the three months ended March 31, 2024 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,709,980	$5.68	8.0	$6,334
Granted	2,346,602	5.24
Exercised	(918)	3.90
Cancelled	(1,890)	5.63
Outstanding at March 31, 2024	8,053,774	$5.55	8.4	$12,871

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, or a Monte Carlo simulation in the case of certain options granted to executive officers, with the following weighted-average assumptions for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.1%	3.7%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.0
Expected volatility	77.1%	83.3%

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended March 31, 2024 and 2023 was $3.64 and $2.00, respectively.

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$703	$284
General and administrative	1,459	1,326
Total	$2,162	$1,610

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

For the period ended March 31, 2024, approximately $281,000 of the stock-based compensation expense was recorded as a liability. For the period ended March 31, 2023, the Company did not record any stock-based compensation expense as a liability.

Unrecognized share-based compensation related to stock-based options amounted to $12.5 million at March 31, 2024 and is expected to be recognized over a weighted average period of approximately 3.21 years. Unrecognized share-based compensation related to restricted stock units amounted to $3.9 million at March 31, 2024 and is expected to be recognized over a weighted average period of approximately 2.6 years.

In March 2024, the Company granted options to purchase 550,000 shares of common stock at an exercise price of $6.07 per share to its Chief Executive Officer (“2024 Performance Option”) and granted 385,000 RSUs to its Executive Chair (“2024 PSUs”), each with performance-based vesting conditions under the 2020 Plan. Vesting of the 2024 Performance Option and the 2024 PSUs are based on the achievement of various clinical and regulatory milestones during the specified periods.

For the performance-based stock awards, the Company measures stock compensation expense based on the fair value of the award on the grant date and then once the Company determines the performance criteria is probable of achievement, recognizes such amount over the vesting term of the award, which is approximately 3.8 years. The Company determined the fair value of the 2024 Performance Option using the Black-Scholes option-pricing model using the following inputs: risk-free interest rate of 4.26%, volatility of 76.82%, expected dividend yield 0%, and expected term of 6.0 years.

The Company measured the 2024 PSUs based on the fair value of the Company’s stock on the date of grant.

As of March 31, 2024, the Company has determined that 183,333 shares of common stock subject to the 2024 Performance Option and 128,333 shares of common stock underlying the 2024 PSUs are probable to vest and has recognized approximately $12 thousand of expense, which is included in stock-based compensation expense. As of March 31, 2024, there is $1.5 million of unrecognized stock compensation expense to be recognized in connection with all of the performance-based awards that are deemed to be probable as of March 31, 2024.

As of March 31, 2024, there were 761,474 shares available for grant under the 2020 Plan and 200,800 shares available for grant under the Inducement Award Plan.

In April 2020, the Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”). As of December 31, 2023, the Company reserved 438,834 shares of common stock for issuance under the 2020 ESPP and on January 1, 2024, the shares available for issuance under the 2020 ESPP were automatically increased by 286,072. As of March 31, 2024, there are a total of 724,906 shares available for issuance under the 2020 ESPP and no shares have been issued under the 2020 ESPP.

7. Collaboration Agreement

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of March 31, 2024, as all milestone amounts were fully constrained based on the probability of achievement.

The Company and LianBio amended the LianBio License Agreement on September 26, 2022, to allow, among other things, LianBio to conduct its own Phase 3 clinical trial and adjust certain future milestones. The amendment also requires both parties to negotiate a supply agreement prior to December 31, 2023. There was a side letter executed on December 27, 2022 which extended the negotiations of a supply agreement. The amendment did not result in any change in the Company’s determination of its performance obligations under the arrangement and all future milestones remain constrained from the transaction price. The Company has determined that the contract modification did not have a material impact on the allocation of the transaction price to the two performance obligations.

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

There were no changes in the transaction price from December 31, 2023 to March 31, 2024. The following table reflects the transaction price (in thousands):

As of March 31, 2024
Post-Milestone
Combined Performance Obligation	$11,862
Development Activities Performance Obligation	5,138
Total	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of March 31, 2024
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2022	$11,748	$3,604	$15,352
Revenue recognized	—	(1,558)	(1,558)
Deferred revenue at December 31, 2023	11,748	2,046	13,794
Revenue recognized	—	(532)	(532)
Deferred revenue at March 31, 2024	$11,748	$1,514	$13,262

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

8. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. The Company recorded an income tax expense of $14,000 for the three months ended March 31, 2024 and March 31, 2023.

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

Waltham Lease

In May 2022, the Company executed a lease agreement located at 880 Winter Street in Waltham, Massachusetts. The leased premises comprises approximately 29,000 square feet of office and lab space, and the lease initially provides for base rent of $2.2 million per year, which will increase 3% per year over the noncancellable term ending on June 30, 2033. The Company has the option to extend the lease for one additional five-year term and is responsible for its share of real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The Company did not include the option to extend the lease for the additional five-year term in its measurement of the right-of-use asset and lease liability.

In connection with the lease, a security deposit was delivered to the landlord in the form of an irrevocable standby letter of credit collateralized by $1.1 million of deposits with the financial institution which is recorded as restricted cash.

Waltham Sublease

In December 2023, the Company executed a sublease agreement for additional lab and office space located at 880 Winter Street in Waltham, Massachusetts. The subleased premises comprise approximately 24,000 square feet, and the sublease provides for base rent of $1.8 million per year, which will increase 3% per year over the noncancellable term ending on November 30, 2032. The Company is also responsible for its share of real estate taxes, maintenance, and other operating expenses applicable to the subleased premises.

Upon sublease commencement on January 3, 2024, the Company recorded the sublease as a component of its operating lease right-of-use asset and operating lease liabilities. In connection with the sublease, a security deposit was delivered to the sublandlord in the form of an irrevocable standby letter of credit collateralized by $0.6 million of deposits with the financial institution which is recorded as restricted cash.

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease Cost:
Operating lease cost	$1,859	$444
Variable lease cost	672	246
Total lease cost	$2,531	$690

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of March 31, 2024
Weighted-average remaining lease term (in years)	8.1
Weighted-average discount rate	6.25%

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of March 31, 2024 were as follows (in thousands):

Period ended December 31,
From April 1, 2024 to December 31, 2024	5,126
2025	6,121
2026	6,494
2027	5,131
2028	4,507
Thereafter	20,653
Total maturities	48,032
Less: Imputed interest	(10,172)
Present value of operating lease liability	37,860
Less: current portion of operating lease liability	(4,504)
Total operating lease liability, net of current portion	$33,356

10. Commitments and Contingencies

On May 10, 2023, the Company filed a complaint in the Superior Court of the State of Delaware against a former contract manufacturer alleging breach of contract. The Company alleged in its complaint that the former contract manufacturer breached the Master Clinical Supply Agreement (“MCSA”). The Company’s complaint sought monetary damages and the return of equipment and materials that the Company owned. On July 20, 2023, the same contract manufacturer filed an answer and amended counterclaims to the Company’s May 10, 2023 complaint (the “Litigation”). Due to the legal proceeding and termination of agreement with this manufacturer, the Company recognized $1.6 million loss on impairment of long-lived assets during the year-ended December 31, 2023.

On November 2, 2023, the Company entered into a settlement and release agreement, related to the Litigation, pursuant to which each of the Company and the contract manufacturer provided broad mutual releases of all claims relating to or arising out of the MCSA, including without limitation, all claims brought in the Litigation or that could have been brought in the Litigation. The Company and the former contract manufacturer agreed to jointly file a Stipulation of Dismissal with prejudice relating to the Litigation. The Company has a remaining liability of $0.4 million to be paid to the contract manufacturer during 2024.

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

Overview

We are a clinical-stage biotechnology company focused on the development and commercialization of innovative, anti-inflammatory therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. Our product candidates, LYR-210 and LYR-220, are bioabsorbable nasal implants designed to be administered in a simple in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS with a single administration. The drug embedded within LYR-210 and LYR-220 is mometasone furoate, or MF, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States.

LYR-210

LYR-210 is designed to treat CRS patients who have failed previous medical management. LYR-210 has a smaller dimension and is intended for patients with narrow anatomy, primarily patients who have not undergone ethmoid sinus surgery. A pivotal Phase 3 program of LYR-210, called the ENLIGHTEN program, consists of two pivotal trials and is currently ongoing.

LYR-220

Our second pipeline product candidate, LYR-220, is designed for use in CRS patients who have failed previous medical management and who continue to require treatment to manage CRS symptoms despite having had ethmoid sinus surgery. LYR-220 employs a larger implant designed for patients whose nasal cavity is larger including those patients whose nasal cavity is larger after having undergone ethmoid sinus surgery. A Phase 2 clinical trial of LYR-220, called BEACON, has recently concluded and topline data have been presented.

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

Our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, developing our technology, building our intellectual property portfolio and conducting research and development activities, including clinical manufacturing for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

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

From inception through March 31, 2024, we have raised an aggregate of $424.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 Financing, $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million of ATM proceeds related to our Controlled Equity Offering Agreement (the “Original Sales Agreement”) dated September 1, 2023, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million from the exercise of common stock warrants. Further, we currently has an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate.

We have incurred recurring net operating losses every year since inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $333.8 million at March 31, 2024. As of March 31, 2024, we had approximately $15.8 million of cash and cash equivalents and $71.3 million of short-term investments. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued. We anticipate that our expenses will continue to increase significantly as we:

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

Based on our current operating plan, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. As of March 31, 2024, we had cash and cash equivalents totaling $15.8 million and short-term investments totaling $71.3 million. Management believes that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research, development and manufacturing of our product candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. As of March 31, 2024, we have recognized $3.7 million of collaboration revenue from our LianBio License Agreement.

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

Collaboration Agreement

On September 26, 2022, we entered into an amended LianBio License Agreement with LianBio to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. Under the terms of the LianBio License Agreement, we received an upfront payment of $12.0 million. In February 2022, the Company achieved a development milestone of $5.0 million for dosing the first patient in the U.S., and the related cash amount was achieved in April 2022. The Company is eligible to receive up to $135.0 million in future payments based upon the achievement of specified development, regulatory and commercialization milestones. Upon commercialization on a region-by-region basis, we will be entitled to receive low double-digit royalties based on net sales of LYR-210 in the licensed territories. LianBio will be responsible for the clinical development and commercialization of LYR-210 in the licensed territories, and we will retain all rights to LYR-210 in all other geographies. As part of the LianBio License Agreement, LianBio will also have the first right to obtain development and commercial rights in the licensed territories to our LYR-220 product candidate.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods and estimates used to assess our ability to continue as a going concern. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 22, 2024.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Dollar
	2024	2023	Change
Collaboration revenue	$532	$410	$122

Operating expenses:
Research and development	18,238	12,596	5,642
General and administrative	5,818	5,127	691
Total operating expenses	24,056	17,723	6,333
Loss from operations	(23,524)	(17,313)	(6,211)
Other income:
Interest income	1,086	1,072	14
Total other income	1,086	1,072	14
Loss before income tax expense	(22,438)	(16,241)	(6,197)
Income tax expense	(14)	(14)	—
Net loss	$(22,452)	$(16,255)	$(6,197)

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2024 and 2023 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. This remained relatively consistent period over period.

Research and Development Expenses

Research and development expenses increased by $5.6 million from $12.6 million to $18.2 million for the three months ended March 31, 2024 and the three months ended March 31, 2023.

The increase in research and development expenses for the three months ended March 31, 2024 was primarily attributable to increased headcount costs of $2.1 million, an increase of $2.1 million in allocated and support costs for shared activities within the organization driven by headcount allocation and rent increases, an increase of $1.0 million in professional and consulting fees as we moved GMP manufacturing in house, and increased clinical costs of $0.4 million as we continued to progress on our clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million to $5.8 million for the three months ended March 31, 2024 from $5.1 million for the three months ended March 31, 2023.

The increase in general and administrative expenses for the three months ended March 31, 2024 was primarily attributable to an increase of $0.7 million in headcount costs as we expand headcount within the organization, as well as $0.2 million of allocated and support costs for shared activities within the organization driven by headcount allocation and rent increases. These costs were partially offset by a decrease in other fees of $0.4 million due to prior year write-off of deferred financing costs.

Interest Income

Interest income remained consistent at $1.1 million for the three months ended March 31, 2024 and 2023. This interest income was primarily attributable to interest earned on the Company’s short-term investments during both periods.

Income Tax Expense

During the three months ended March 31, 2024 and 2023 we recorded an income tax expense of $14,000 related to our Massachusetts Securities Corporation.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2024, we have raised an aggregate of $424.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 financing, $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million of ATM proceeds related to our Original Sales Agreement dated September 1, 2023, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million from the exercise of common stock warrants. As of March 31, 2024, we have not sold any securities under the Form S-3. On March 22, 2024, we entered into an Amended and Restated Controlled Equity Offering Agreement with Cantor pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock for aggregate gross proceeds of up to $75.0 million.

The following table provides information regarding our total cash and cash equivalents and short-term investments at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$15,799	$22,353
Short-term investments	71,319	80,400
Total	$87,118	$102,753

We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(22,455)	$(15,850)
Net cash provided by investing activities	7,857	5,315
Net cash provided by financing activities	8,644	4
Net decrease in cash, cash equivalents and restricted cash	$(5,954)	$(10,531)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $22.5 million for the three months ended March 31, 2024, primarily resulting from our net loss of $22.5 million and cash used for changes in our operating assets and liabilities of $1.4 million, offset by non-cash adjustments of $1.4 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses. Net cash used for our operating assets and liabilities of $1.4 million during the three months ended March 31, 2024 consisted primarily of decreases in right of use assets and lease liabilities and deferred revenue of $1.9 million partially offset by an increase in accounts payable and accrued expenses of $0.3 million and a decrease in prepaid expenses and other assets of $0.3 million. Our net non-cash charges during the three months ended March 31, 2024 primarily consisted of $2.2 million of share-based compensation expense, and $0.1 million of depreciation expense, which were partially offset by $0.9 million of net amortization of premiums on short-term investments.

Net cash used in operating activities was $15.9 million for the three months ended March 31, 2023, primarily resulting from our net loss of $16.3 million and cash used by changes in our operating assets and liabilities of $0.8 million, partially offset by non-cash adjustments of $1.2 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses. Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2023 consisted primarily of a decrease of $1.6 million in prepaid expenses and other assets, partially offset primarily due to a $1.0 million increase in accounts payable and accrued expenses. Our net non-cash charges during the three months ended March 31, 2023 primarily consisted of $1.6 million of share-based compensation expense and $0.3 million of depreciation expense, which were partially offset by $0.7 million of net amortization of premiums on short-term investments

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $7.9 million for the three months ended March 31, 2024 compared to $5.3 million of cash provided by investing activities for the three months ended March 31, 2023. The increase in cash provided by investing activities of $2.6 million was due primarily to the net proceeds from the maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8.6 million for the three months ended March 31, 2024 compared to $4 thousand for the three months ended March 31, 2023 due to an increase in cash raised from issuances of common stock under our ATM agreement as well as the exercise of pre-funded warrants and warrants to purchase common stock.

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
•
the costs of scaling up our manufacturing process, including the establishment of additional capacity by building out a new manufacturing site, to provide sufficient quantities of LYR-210 and LYR-220 for the potential commercialization of LYR-210 and LYR-220 if our clinical development program is successful and we obtain marketing approval;
•
the costs of scaling up our supply chain capacity to meet commercial demand;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. We may have access to additional funds to be earned in connection with our LianBio License Agreement, if development activities are successful under that agreement. However, the future of this collaboration is uncertain in view of LianBio’s major restructuring, as discussed herein. Any debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely impact our ability to conduct our business.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information contained in this Quarterly Report on Form 10-Q before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $22.5 million and $16.3 million for the three months ended March 31, 2024 and 2023 respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

In addition, we expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through pre-clinical and clinical development, expand our research and development and manufacturing activities, complete pre-clinical studies and clinical trials, seek regulatory approval, and, if we receive FDA approval, commercialize our products. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as non-clinical or pre-clinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with CRS treatment product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

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

We currently operate with limited resources. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Based on our current operating plans, and without additional funding there is substantial doubt about our ability to continue as a going concern. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a discussion of our expected cash runway. This cash runway estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time as the Company can generate significant revenue from product sales, if ever, it plans to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements, but there can be no assurances that such financing will continue to be available to us on satisfactory terms, or at all.

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

We are a biotechnology company focused on the development and commercialization of novel integrated drug and drug delivery solutions for the localized treatment of patients with CRS. Our product candidates are in clinical development, and favorable results in early-stage clinical trials may not be predictive of success in later clinical trials and may not lead to commercially viable products for any of several reasons. For example, our product candidates may fail to be safe and effective in current or future clinical trials or pre-clinical studies, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. Our product candidates will require significant additional development, clinical trials, regulatory authorizations, and additional investment by us before they can be commercialized.

Our business is highly dependent on the success of our most advanced product candidate, LYR-210, which requires on-going clinical testing before we can seek regulatory approval and potentially launch our product. If LYR-210 does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for, and successfully commercialize our most advanced product candidate, LYR-210. We currently have no products that are approved for commercial sale and have not completed the development of any product candidates, and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to LYR-210 and LYR-220, which will each require continued clinical development and potential additional pre-clinical development, management of clinical and medical affairs and manufacturing activities, regulatory approval in multiple jurisdictions, the securing of manufacturing supply, the building of a manufacturing and commercial organization, substantial investment, and significant marketing efforts before we can generate any revenues from any commercial sales. We cannot be certain that LYR-210 and LYR-220 will be successful in ongoing or future clinical trials, receive regulatory approval, or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market LYR-210 and LYR-220 from the FDA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized, profitable, widely accepted in the marketplace, or more effective than other commercially available alternatives. Nor can we be certain that, if and when approved, the safety and efficacy profile of LYR-210 and LYR-220 will be consistent with the profiles observed in clinical trials.

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

On December 7, 2020, we reported top-line results from our Phase 2 LANTERN clinical trial, including that LYR-210 failed to meet the primary endpoint of the trial. We believe this was primarily due to the discontinuation of enrollment related to the COVID-19 pandemic. As a result of the decrease in the number of patients enrolled from planned (99 evaluable) to actually enrolled (67) patients in our Phase 2 LANTERN clinical trial, a greater magnitude of change in composite score of the seven-day average of four cardinal symptoms from baseline at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 was required in order for the trial to achieve statistical significance for the primary endpoint. There can be no assurance that we will achieve the primary endpoint or any other endpoints in the ENLIGHTEN Phase 3 clinical trials for LYR-210.

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

In order to market and sell our products in jurisdictions outside of the United States, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Additionally, we may be dependent on third-party collaborators to develop and commercialize our product candidates in certain international jurisdictions, such as in the case of our exclusive license agreement with LianBio for the development and commercialization of LYR-210 in the Territory. In the agreement with LianBio, while we have agreed that we must use commercially reasonable efforts to complete a global Phase 3 clinical trial for LR-210 and seek regulatory approval in the United States, LianBio must also use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize LYR-210 in the Territory. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in other jurisdictions. We and our third-party collaborators may not be able to file for marketing approvals, and even if we do, we may not obtain necessary approvals to commercialize our medicines in any market.

We are party to a collaboration agreement, and may enter into other collaborations, that place the development and commercialization of our product candidates outside our control, require us to relinquish important rights or may otherwise be on terms unfavorable to us, and if our collaborations are not successful, our product candidates may not reach their full market potential.

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

LYR-210 and LYR-220 will be regulated as drug-device combination products, which may result in additional regulatory and other risks.

LYR-210 and LYR-220 are drug-device combination products. We may experience delays in obtaining regulatory approval of these product candidates given the increased complexity of the review process when approval of a combination product is sought under a single marketing application. Both LYR-210 and LYR-220 will be regulated as drug-device combination products, which require coordination within the FDA and similar foreign regulatory agencies for review of the product candidates’ device and drug components. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although we believe a single marketing application for the approval of a combination product would be successful, there can be no assurance that the FDA will not determine that separate marketing applications are necessary. This determination could significantly increase the resources and time required to bring a particular combination product to market. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process, as well as coordination between two different centers within FDA responsible for review of the different components of the combination product.

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

Our product candidates, LYR-210 and LYR-220, are bioabsorbable nasal implant designed to be administered in a non-invasive, in-office procedure by an ENT physician under endoscopic visualization via a single-use applicator. While we believe ENT physicians will be able to administer our product candidates, if successfully developed and approved, in conjunction with an endoscopy procedure, thereby making the placement aligned with the existing care continuum for CRS patients and eliminating the need for ENT physicians to schedule separate surgical time, ENT physicians may not adopt our in-office procedure for a number of reasons, including:

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies, and other public and private research organizations. Many of these competitors may have compounds already approved or in development in the therapeutic categories that we are targeting with our current and future product candidates. In addition, many of these competitors, either alone or together with their collaborative partners, may operate larger research and development programs or have substantially greater financial resources than we do, as well as greater experience in developing product candidates; formulating and manufacturing products; and launching, marketing, and selling products, among others.

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

The use of our product candidates, including LYR-210 and LYR-220, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. For example, complications arising from the placement procedure for LYR-210 or LYR-220, or from the degradation or dislodgment of the LYR-210 or LYR-220 implant within the sinuses after placement, or from foreign growth occurring in the sinus after placement, could give rise to product liability claims against us. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies, or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs, which may not be covered by insurance. In addition, regardless of merit or eventual outcome, product liability claims may result in significant consequences including:

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

If any of our relationships with these third-parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding CROs, investigators, and other third parties involve additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Our relationships with these third parties may also be adversely affected by geopolitical events such as the current conflict between Russia and Ukraine, or other events such as the evolving COVID-19 pandemic. For instance, COVID-19 and government measures taken in response have had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators, and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

We do not have multiple sources of supply for the components used in the manufacturing of LYR-210 or LYR-220. We also do not have long-term supply agreements with any of our suppliers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Suppliers are subject to cGMP quality and regulatory requirements covering manufacturing, testing, quality control, and record keeping relating to our product candidates and are subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions in supply. Manufacturing suppliers are also subject to local, state, and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

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
•
it is possible that our pending patent applications will not result in issued patents, or;
•
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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs, and sales, marketing, and distribution over the next few years. As of March 31, 2024, we had 109 full-time employees. To manage our growth activities, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring, and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate, and integrate additional employees, consultants, and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are highly dependent on our management and directors, including our Executive Chair, Harlan Waksal, M.D., and our Chief Executive Officer, Maria Palasis, Ph.D., among others. Due to the specialized knowledge each of our officers and key employees possesses with respect to our product candidates and our operations, the loss of service of any of our officers or directors could delay or prevent the successful enrollment and completion of our clinical trials. We do not carry key person life insurance on our officers or directors. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

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

In addition, the trading prices for common stock of other biotechnology companies may become highly volatile as a result of geopolitical events such as the current conflict between Russia and Ukraine. The extent to which such events may impact our business, pre-clinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of approximately 60.1 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the ninth amended and restated investor rights agreement between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

On April 27, 2024, the board of directors of the Company adopted resolutions (the “Resolutions”) approving the ratification of the issuance of certain shares of the Company’s common stock, par value $0.001 per share, pursuant to Section 204 of the Delaware General Corporation Law (the “Ratification”). A copy of the Resolutions adopted by the board of directors setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law is set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization specified in the Resolutions or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the Delaware General Corporation Law not be effective or be effective only on certain conditions must be brought within 120 days from the giving of this notice (which is deemed to be given on the date that this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission).

(b) Material changes to the procedures by which security holders may recommended nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement.” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*

Lyra Therapeutics, Inc. 2020 Incentive Award Plan Performance Based Restricted Stock Unit Grant Notice and Performance Based Restricted Stock Unit Agreement issued to Harlan Waksal, M.D. on March 21, 2024

10.2*	Lyra Therapeutics, Inc. 2020 Incentive Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Maria Palasis, Ph.D. on March 21, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Resolutions adopted by the Board of Directors of the Registrant setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Date File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: April 30, 2024	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2024	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)