Form 10-Q
period 2024-06-30
Lyra Therapeutics, Inc.
filed 2024-08-14
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 65,456,735 shares of common stock, $0.001 par value per share, outstanding.

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

•
our restructuring initiatives and our ability to continue as a going concern;
•
our estimates and statements regarding our future revenue, future results of operations, and financial position;
•
the sufficiency of our cash and cash equivalents to fund our operations;
•
plans to develop, manufacture, and commercialize LYR-210;
•
the timing of our ongoing or planned clinical trials for LYR-210, and any future product candidates;
•
the timing of and our ability to obtain and maintain regulatory approvals for LYR-210, and any future product candidates;
•
the clinical utility of LYR-210;
•
our commercialization, marketing, and manufacturing capabilities and strategy;
•
our expectations about the willingness of healthcare professionals to use LYR-210, and any future product candidates;
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
•
our business strategy;
•
our projected research and development costs; and
•
the plans and objectives of management for future operations.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
any potential financial or strategic option we pursue in order to maximize shareholder value may not result in the identification of a suitable transaction, or if one is identified and pursued, may not be completed on attractive terms, or at all;
•
we are attempting to sublease or assign our three leaseholds, which represent significant operating costs, and there can be no assurance that we will accomplish this effort on favorable terms, or at all, which would adversely affect our business, results of operations and financial condition;
•
we have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future;
•
our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern;
•
we will need significant additional funding in order to complete development of and obtain regulatory approval for our product candidates and commercialize our products, if approved. The failure of our ENLIGHTEN 1 Phase 3 trial to meet its primary endpoint has made it more difficult for the Company to raise capital. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, and/or discontinue operations;
•
following the failure of our ENLIGHTEN 1 Phase 3 trial evaluating LYR-210 for the treatment of chronic rhinosinusitis (CRS) to meet its primary endpoint, which was announced in May 2024, there is significant uncertainty about the Company’s ability to complete development of LYR-210 and our ability to obtain regulatory approval for LYR-210 is at least significantly delayed and may not be possible;
•
our common stock may be delisted from The Nasdaq Global Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock;
•
in connection with a cost reduction initiative following the failure of our ENLIGHTEN 1 Phase 3 trial to meet its primary endpoint, we implemented a reduction in force impacting approximately 87 employees, which was effected during May and June 2024, and this loss of key personnel significantly and adversely affects our ability to manufacture our product candidates, among other activities;
•
we are no longer engaged in the manufacturing of our product candidates in-house;
•
our business is highly dependent on the success of our most advanced product candidate, LYR-210, which requires on-going clinical testing before we can seek regulatory approval and potentially launch our product. If LYR-210 does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed;
•
clinical trials required for our lead product candidate and any future product candidates are expensive and time-consuming, their outcome is uncertain, and if our clinical trials do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these trials, our ability to commercialize our product candidates and our financial position will be impaired;
•
any failure by a third party to conduct our pre-clinical or clinical trials according to good clinical practices and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates;
•
even if LYR-210 receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$31,905	$22,353
Short-term investments	35,593	80,400
Prepaid expenses and other current assets	1,937	2,068
Total current assets	69,435	104,821
Property and equipment, net	1,665	2,043
Operating lease right-of-use assets	21,490	33,233
Restricted cash	1,992	1,392
Other assets	—	1,111
Total assets	$94,582	$142,600
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,971	$3,131
Restructuring liability	3,127	—
Accrued expenses and other current liabilities	6,095	9,374
Operating lease liabilities	4,269	5,434
Deferred revenue	814	1,658
Total current liabilities	19,276	19,597
Operating lease liabilities, net of current portion	32,479	21,447
Deferred revenue, net of current portion	11,850	12,136
Total liabilities	63,605	53,180
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 65,455,735 and 57,214,550 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	65	57
Additional paid-in capital	412,854	400,685
Accumulated other comprehensive income (loss), net of tax	(4)	33
Accumulated deficit	(381,938)	(311,355)
Total stockholders’ equity	30,977	89,420
Total liabilities and stockholders’ equity	$94,582	$142,600

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$598	$458	$1,130	$868

Operating expenses:
Research and development	13,264	10,799	31,502	23,395
General and administrative	5,139	4,570	10,957	9,697
Impairment of property and equipment	1,883	1,592	1,883	1,592
Impairment of right-of-use assets	22,836	—	22,836	—
Restructuring and other related charges	6,450	—	6,450	—
Total operating expenses	49,572	16,961	73,628	34,684
Loss from operations	(48,974)	(16,503)	(72,498)	(33,816)
Other income:
Interest income	855	897	1,941	1,969
Total other income	855	897	1,941	1,969
Loss before income tax expense	(48,119)	(15,606)	(70,557)	(31,847)
Income tax expense	(12)	(12)	(26)	(26)
Net loss	(48,131)	(15,618)	(70,583)	(31,873)
Other comprehensive loss:
Unrealized holding loss on short-term investments, net of tax	(29)	(15)	(37)	(37)
Comprehensive loss	$(48,160)	$(15,633)	$(70,620)	$(31,910)
Net loss per share attributable to common stockholders— basic and diluted	$(0.74)	$(0.36)	$(1.09)	$(0.79)
Weighted-average common shares outstanding— basic and diluted	65,459,678	43,676,387	64,739,520	40,273,472

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss, net of tax	Deficit	Equity
Balance at December 31, 2022	31,827,659	$32	$329,387	$10	$(248,675)	$80,754
Exercise of common stock options	2,115	—	4	—	—	4
Issuance of common stock upon RSU vesting	7,041	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	1,610	—	—	1,610
Net loss	—	—	—	—	(16,255)	(16,255)
Balance at March 31, 2023	31,836,815	$32	$331,001	$(12)	$(264,930)	$66,091
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,332	17,652,962	$18	$46,650	—	—	$46,668
Exercise of common stock options	55,262	—	97	—	—	97
Unrealized loss on available-for-sale securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	1,354	—	—	1,354
Net loss	—	—	—	—	(15,618)	(15,618)
Balance at June 30, 2023	49,545,039	$50	$379,102	$(27)	$(280,548)	$98,577

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
		Amount	Capital	Loss, net of tax	Deficit	Equity
Balance at December 31, 2023	57,214,550	$57	$400,685	$33	$(311,355)	$89,420
Exercise of common stock options	918	—	3	—	—	3
Shares issued under ATM, net of issuance costs of $150	1,041,666	1	4,849	—	—	4,850
Exercise of pre-funded warrants	1,255,500	1	1	—	—	2
Exercise of common stock warrants	1,424,272	2	3,806	—	—	3,808
Issuance of common stock upon RSU vesting	27,869	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	1,881	—	—	1,881
Net loss	—	—	—	—	(22,452)	(22,452)
Balance at March 31, 2024	60,964,775	$61	$411,225	$25	$(333,807)	$77,504
Exercise of pre-funded warrants	4,490,876	$4	$4	—	—	$8
Exercise of common stock options	84	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(29)	—	(29)
Stock-based compensation	—	—	1,625	—	—	1,625
Net loss	—	—	—	—	(48,131)	(48,131)
Balance at June 30, 2024	65,455,735	$65	$412,854	$(4)	$(381,938)	$30,977

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(70,583)	$(31,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,286	2,964
Depreciation expense	281	261
Impairment of property and equipment	1,883	1,592
Write-off of deferred financing costs	140	—
Impairment of right-of-use assets	22,836	—
Net amortization of premium on short-term investments	(1,608)	(1,352)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	131	1,135
Operating lease right-of-use assets	227	803
Other assets	1,111	(2,527)
Accounts payable	1,818	3,189
Accrued expenses and other current liabilities	(2,502)	(2,928)
Restructuring Liability	3,127	—
Operating lease liabilities	(1,453)	(528)
Deferred revenue	(1,130)	(868)
Net cash used in operating activities	(42,436)	(30,132)
Cash flows from investing activities:
Purchases of property and equipment	(2,345)	(116)
Purchases of short-term investments	(35,141)	(29,930)
Maturity of short-term investments	81,519	34,800
Net cash provided by investing activities	44,033	4,754
Cash flows from financing activities:
Proceeds from sale of common stock, purchase warrants and pre-funded warrants, net of issuance costs	8,819	50,000
Payment of deferred offering costs	(267)	(2,912)
Proceeds from exercise of stock options	3	101
Net cash provided by financing activities	8,555	47,189
Net increase in cash, cash equivalents and restricted cash	10,152	21,811
Cash, cash equivalents and restricted cash, beginning of period	23,745	33,942
Cash, cash equivalents and restricted cash, end of period	$33,897	$55,753

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$64	$54
Other assets included in accounts payable and other current liabilities	$—	$505
Right of Use Asset in Exchange for Lease Liability	$13,667	$—
Prepaid expenses for right-of-use asset included in operating lease liabilities	$440	$—
Deferred offering costs included in accounts payable and accrued expenses	$23	$420

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, Restructuring, Going Concern and Basis of Presentation

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

Restructuring

On May 16, 2024, the Company reported that topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210, a bioabsorbable sinonasal implant (7500µg mometasone furoate), as a six-month treatment of chronic rhinosinusitis (CRS). ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks. ENLIGHTEN 1 is one of two Phase 3 clinical trials evaluating LYR-210. ENLIGHTEN 2, the second pivotal Phase 3 trial of LYR-210 in CRS, is ongoing, with enrollment expected to be completed in the second half of 2024 and topline results expected in the first half of 2025.

In connection with the ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, the Board of Directors of the Company (the “Board of Directors”) approved a reduction in the Company’s workforce impacting 87 employees, which occurred during May and June 2024. In connection with the reduction in force, the Company stopped manufacturing and commercialization efforts for LYR-210, as well as development efforts for LYR-220 in an effort to reduce operating expenses. Furthermore, the Company is currently in the process of marketing all three of its leased properties for sub-leasing arrangements.

The Company has recorded a restructuring charge in the amount of $6.5 million primarily related to severance and retention costs as further discussed in Note 4. The Company has also recorded an impairment charge for the write-down of property and equipment of $1.9 million and right-of-use assets in the amount of $22.8 million as further discussed in Notes 5 and 6.

Going Concern

The failure of the Company’s Phase 3 ENLIGHTEN 1 trial to meet its primary endpoint, which resulted in the Company’s restructuring during the second quarter of 2024, provides significant uncertainty regarding the Company’s ability to meet its business plans and conduct its future operations. The Company has incurred recurring net operating losses every year since inception and has an accumulated deficit of approximately $381.9 million at June 30, 2024. The Company expects to continue to generate operating losses for the foreseeable future. At June 30, 2024, the Company had approximately $31.9 million of cash and cash equivalents and $35.6 million of short-term investments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

From inception through June 30, 2024, the Company has raised an aggregate of $424.8 million to fund its operations, of which $162.1 million were gross proceeds from sales of redeemable convertible preferred stock, $96.3 million were net proceeds from the April 2022 financing, $46.5 million were net proceeds from the May 2023 Financing (as defined below), $57.3 million were net proceeds from the Company’s initial public offering, $23.9 million were net proceeds related to the Company’s Controlled Equity Offering Agreement (the “Original Sales Agreement”) dated September 1, 2023, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants.

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

The Company is currently considering various operational and strategic options in light of the failure of the ENLIGHTEN 1 trial to meet its primary endpoint, including additional clinical trials, the sale of assets, or a strategic business combination. The Board of Directors has not decided on a specific plan other than to reduce operating expenses in order to manage its cash position. The Company is attempting to sublease all of its leased locations, and, may also seek to negotiate an early termination of its leases with its landlords. The Company may be unable to sublease its locations on favorable terms or at all. In addition, the Company may not be able to obtain an early termination of its leases with its landlords on favorable terms or at all.

The Company will continue to evaluate its headcount of employees and may further reduce its workforce, which will result in additional severance and retention costs, which may impact the Company’s ability to meet objectives. If the Company decides to pursue any form of growth strategy in the future, it will need additional financing to support its continuing operations. Until the Company can generate significant revenue from product sales, if ever, it plans to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to obtain funding as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. If the Company is unable to obtain funding when needed, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2024, other comprehensive loss consisted of unrealized losses, net of taxes from its short-term investments.

Restricted Cash

The Company had restricted cash of approximately $2.0 million as of June 30, 2024 and approximately $1.4 million as of December 31, 2023. These balances were held as of June 30, 2024 at one of the Company’s financial institutions to secure the Company’s letters of credit for its facility leases.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$31,905	$22,353
Restricted cash	1,992	1,392
Total	$33,897	$23,745

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and Six Months Ended June 30,
	2024	2023
Stock options	7,045,833	5,871,813
Common stock warrants	8,606,303	10,030,575
Restricted stock units	867,472	243,703
Total	16,519,608	16,146,091

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

This standard requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker, “CODM”, and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss and the title and position of the entity's CODM.

The Company will include the required disclosure information in the notes to the financial statements for the year ending December 31, 2024 included in its 2024 Annual Report on Form 10-K and is required to apply ASU No. 2023-07 on a retrospective basis. The adoption of ASU No. 2023-07 will include expanded disclosure for its 2024 financial statements, but the Company does not expect that there will be a material impact to the financial statements and related disclosures.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

		Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2024
Assets:
Cash equivalents
Money market funds	$8,624	$8,624
Total cash equivalents	$8,624	$8,624	$—	$—
Short-term investments:
U.S. treasury bills	35,593		35,593
Total Short-term investments	$35,593	$—	$35,593	$—

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2023
Assets:

Money market funds	$11,167	$11,167	$—	$—
U.S. treasury bills	8,980	—	8,980	—
Total cash equivalents	$20,147	$11,167	$8,980	$—
Short-term investments:
U.S. treasury bills	76,918	—	76,918	—
U.S. Government Agency and foreign national bank securities	3,482	—	3,482	—
Total Short-term investments	$80,400	$—	$80,400	$—

As of June 30, 2024, the Company’s cash equivalents were invested in money market funds, which were valued based on Level 1 inputs. As of June 30, 2024, the Company's short-term investments consisted of U.S. treasury bills which were valued based on Level 2 inputs. As of December 31, 2023, the Company’s cash equivalents were invested in money market funds and U.S. treasury bills, which were valued based on Level 1 and Level 2 inputs, respectively. As of December 31, 2023, the Company's short-term investments consisted of U.S. treasury bills which were valued based on Level 2 inputs and U.S. Government Agency Securities and foreign national bank securities, which were valued based on Level 2 inputs. In determining the fair value of its investments at each

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data for Level 2 investments. All available-for-sale securities have contractual maturities of less than one year. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying consolidated financial statements that required Level 3 inputs.

The carrying values of the Company’s accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these liabilities and as such these are considered Level 1 in the fair value hierarchy.

4. Restructuring and Other Related Charges

In connection with the ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, the Board of Directors approved a reduction in the Company’s workforce, impacting 87 employees, which occurred during May and June 2024. The Company incurred costs related to employee termination benefits and other costs associated with the restructuring mainly during the second quarter of 2024, with the remainder of the costs to be incurred through May 1, 2025. These amounts are recorded as restructuring and other related charges within our consolidated statements of operations and comprehensive loss as they are incurred. For the three and six months ended June 30, 2024, restructuring and other related charges were $6.5 million, which consisted of $4.7 million of severance costs, $0.8 million of accrued retention costs, and $1.0 million of other costs.

Restructuring liability activities during the three and six months ended June 30, 2024:

	January 1,			June 30,
	2024	Accruals	Cash Payments	2024
2024 Restructuring Plan
Severance Costs	$—	$4,706,249	$(2,783,091)	$1,923,158
Retention Costs	—	823,821	—	823,821
Other Costs	—	920,399	(540,225)	380,174
Total	$—	$6,450,469	$(3,323,316)	$3,127,153

5. Property and Equipment and Related Impairment

Property and equipment consist of the following (in thousands) as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Property and equipment:
Laboratory equipment	$4,169	$2,736
Computer software and equipment	160	105
Office furniture and fixtures	934	662
Leasehold improvements	485	461
Total	$5,748	$3,964
Less: Accumulated depreciation	(2,200)	(1,921)
Less: Impairment	(1,883)	—
Property and equipment, net	$1,665	$2,043

During the second quarter of 2024 and as a result of the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, the Company performed a recoverability test for its property and equipment. The Company concluded that the undiscounted cash flows associated with its property and equipment was less than the carrying value of the property and equipment. The Company compared the fair value of the property and equipment to the carrying value and recorded an impairment charge in the amount of $1.9 million which is included as an impairment of property and equipment in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024. The Company determined fair market value of the equipment based on a third-party appraisal of the equipment through use of publicly available used equipment quotes. The equipment was valued as of May 15, 2024.

6. Impairment of Right-of-Use Assets

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

In connection with the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, in May 2024, the Company engaged a commercial real estate broker to market the Company’s three leased properties for sublease arrangements. As of the June 30, 2024 financial statements, the Company has not sublet any of its leased properties. Based upon these impairment indicators, the Company has performed a recoverability test over its right-of-use asset and concluded the right-of-use assets are impaired. As a result, the Company has recorded an impairment charge in the amount of $22.8 million, which is included as an impairment of right-of-use asset in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024. The right-of-use asset was valued as of May 15, 2024.

The Company has engaged a valuation specialist to perform a fair value determination of the right-of-use assets using a discounted cash flow methodology, which included the following range of assumptions:

Discount Rate	9.5-10.5%
Term (years)	2.96-9.13
Expected Sublease Rent Increases	3.0%

7. Preferred and Common Stock

The Company has 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no shares issued or outstanding as of June 30, 2024 or June 30, 2023.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

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

A total of 1,424,272 Purchase Warrants were exercised related to the May 2023 financing as of June 30, 2024 at a purchase price of $2.673 per share.

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

The Pre-Funded Warrants were classified as a component of stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Pre-Funded Warrants do not provide any guarantee of value or return. The Company valued the Pre-Funded Warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and Pre-Funded Warrants, of which $19.7 million was allocated to the Pre-Funded Warrants and recorded as a component of additional paid-in capital. All Pre-Funded Warrants issued in the April 2022 Financing were exercised as of June 30, 2024.

The Company has reserved for future issuances the following shares of common stock as of June 30, 2024:

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

As of June 30, 2024
Pre-funded warrants	—
Common stock warrants	8,606,303
Stock options and restricted stock units	10,080,915
Employee stock purchase plan	724,906
Total	19,412,124

8. Common Stock Warrants

The following table represents a summary of the warrants outstanding and exercisable as of June 30, 2024, all of which are equity-classified:

	Number of Common Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Expiration Date	Number of Pre-funded Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Expiration Date
Outstanding at December 31, 2023	10,030,575	$2.673	4.90	$25,700	November 30, 2028	5,756,349	$0.001	3.92	$30,200	April 2027-May 2028
Exercised	(1,424,272)	$2.673		$5,052		(5,756,349)	$0.001		$37,770
Outstanding at June 30, 2024	8,606,303	$2.673	4.40	$30,527	November 30, 2028	—	$—	—	$—	—

9. Stock-Based Compensation Expense

The Company currently grants equity-based awards under its 2020 Incentive Award Plan (“2020 Plan”) and its 2022 Employment Inducement Award Plan (“Inducement Award Plan”). The Company previously granted equity-based awards under its 2005 Equity Incentive Plan (“2005 Plan”) and 2016 Equity Incentive Plan (“2016 Plan” and together with the 2020 Plan, the Inducement Award Plan and the 2005 Plan, the “Plans”). The Company also maintains the 2020 Employee Stock Purchase Plan (the “ESPP”).

A summary of the restricted stock unit activity under the Plans for the six months ended June 30, 2024 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2023	105,048	$3.20
Granted	984,929	$5.49
Vested	(27,869)	$3.29
Forfeited	(194,636)	$4.28
Restricted stock units outstanding as of June 30, 2024	867,472	$5.56

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

A summary of the stock option activity under the Plans for the six months ended June 30, 2024 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,709,980	$5.68	8.0	$6,334
Granted	2,605,002	4.89
Exercised	(1,002)	3.96
Cancelled	(1,268,147)	4.56
Outstanding at June 30, 2024	7,045,833	$5.59	8.0	$—

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, or a Monte Carlo simulation in the case of certain options granted to executive officers, with the following weighted-average assumptions for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.4%	3.8%	4.2%	3.7%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	5.7	6.1	6.0	6.0
Expected volatility	111.5%	82.0%	80.5%	82.9%

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended June 30, 2024 and 2023 was $1.19 and $2.24, respectively. The weighted-average fair value of options granted to employees, directors and non-employees during the six months ended June 30, 2024 and 2023 was $2.80 and $2.07, respectively.

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$(290)	$287	$413	$571
General and administrative	1,414	1,067	2,873	2,393
Total	$1,124	$1,354	$3,286	$2,964

For the period ended June 30, 2024, approximately $15,000 of the stock-based compensation expense was recorded as a liability. For the period ended June 30, 2023, the Company did not record any stock-based compensation expense as a liability.

Unrecognized share-based compensation related to stock-based options amounted to $7.5 million at June 30, 2024 and is expected to be recognized over a weighted average period of approximately 3.05 years. Unrecognized share-based compensation related to restricted stock units amounted to $2.6 million at June 30, 2024 and is expected to be recognized over a weighted average period of approximately 2.3 years.

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

As of March 31, 2024, the Company has determined that 183,333 shares of common stock subject to the 2024 Performance Option and 128,333 shares of common stock underlying the 2024 PSUs are probable to vest and as of June 30, 2024 has recognized approximately $112,000 of expense, which is included in stock-based compensation expense. As of June 30, 2024, there is $1.4 million of unrecognized stock compensation expense to be recognized in connection with all of the performance-based awards that are deemed to be probable as of June 30, 2024.

As of June 30, 2024, there were 1,531,693 shares available for grant under the 2020 Plan and 635,917 shares available for grant under the Inducement Award Plan.

As of June 30, 2024, there are a total of 724,906 shares available for issuance, no awards outstanding under the 2020 ESPP and no shares have been issued under the 2020 ESPP.

10. Collaboration Agreement

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of June 30, 2024, as all milestone amounts were fully constrained based on the probability of achievement.

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

LianBio announced that in October 2023 its Board of Directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, will be completed by the end of 2024. LianBio announced in February 2024 that it was further reducing the size of its workforce to approximately 50 employees with plans to reduce that number further over the course of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

There were no changes in the transaction price from December 31, 2023 to June 30, 2024. The following table reflects the transaction price (in thousands):

As of June 30, 2024
Post-Milestone
Combined Performance Obligation	$11,862
Development Activities Performance Obligation	5,138
Total	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of June 30, 2024
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2022	$11,748	$3,604	$15,352
Revenue recognized	—	(1,558)	(1,558)
Deferred revenue at December 31, 2023	11,748	2,046	13,794
Revenue recognized	—	(1,130)	(1,130)
Deferred revenue at June 30, 2024	$11,748	$916	$12,664

Development and regulatory milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. Note that the allocated deferred revenue associated with the clinical supply agreement has been recorded as long term deferred revenue given the potential uncertainty of delivery within the next twelve months. As of June 30, 2024, the parties still have not completed their negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

Entities affiliated with Perceptive Advisors, LLC are shareholders of both the Company and LianBio. Additionally, two of the Company’s directors are Managing Directors at Perceptive Advisors, LLC and one of these directors is also the Executive Chairman of LianBio’s board of directors.

11. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. The Company recorded an income tax expense of $12,000 for the three months ended June 30, 2024 and June 30, 2023 and $26,000 for the six months ended June 30, 2024 and June 30, 2023, respectively.

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

The Company also has two leases for two separate spaces in the same building at 880 Winter Street in Waltham, Massachusetts. The Company refers to the first lease as the “Waltham Lease” and the second lease arrangement as the “Waltham

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Sublease” as the Company, as a tenant, is subleasing space from under an existing lease arrangement whereby the lessee to the headlease has agreed to sublease the space to the Company under a sublease agreement.

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

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost:
Operating lease cost	$1,877	$444	$3,736	$888
Variable lease cost	$586	248	1,258	494
Total lease cost	$2,463	$692	$4,994	$1,382

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of June 30, 2024
Weighted-average remaining lease term (in years)	7.9
Weighted-average discount rate	6.20%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of June 30, 2024 were as follows (in thousands):

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Period ended December 31,
From July 1, 2024 to December 31, 2024	3,532
2025	6,121
2026	6,494
2027	5,131
2028	4,507
Thereafter	20,652
Total maturities	46,437
Less: Imputed interest	(9,689)
Present value of operating lease liability	36,748
Less: current portion of operating lease liability	(4,269)
Total operating lease liability, net of current portion	$32,479

The Company evaluated the above leases for impairment indicators and determined that the right-of-use asset is impaired. Additional details are included within Note 6 above.

13. Commitments and Contingencies

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

On November 2, 2023, the Company entered into a settlement and release agreement, related to the Litigation, pursuant to which each of the Company and the contract manufacturer provided broad mutual releases of all claims relating to or arising out of the MCSA, including without limitation, all claims brought in the Litigation or that could have been brought in the Litigation. The Company and the former contract manufacturer agreed to jointly file a Stipulation of Dismissal with prejudice relating to the Litigation. The Company has a remaining liability of $0.4 million to be paid to the contract manufacturer during 2024 included within accrued liabilities and other current liabilities.

14. Subsequent Events

On July 19, 2024, we received a written notice (the “Notice”) from The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that for the last 30 consecutive business days, the bid price for our common stock, par value $0.001 per share, had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1) (“the Minimum Bid Price Requirement”). The Notice has no effect at this time on the listing of our common stock, which continues to trade on The Nasdaq Global Market under the symbol “LYRA.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until January 15, 2025 (the “Compliance Date”) to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement, the closing bid price of the common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to the Compliance Date.

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

LYR-210

LYR-210 is designed to treat CRS patients who have failed previous medical management. LYR-210 has a smaller dimension and is intended for patients with narrow anatomy, primarily patients who have not undergone ethmoid sinus surgery. In May 2024, we announced topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210 for the treatment of CRS. ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks.

At 24 weeks, the ENLIGHTEN 1 trial demonstrated the following results compared to baseline, which did not achieve statistical significance:

•
In the primary efficacy analysis, treatment with LYR-210 resulted in a mean (standard deviation; SD) improvement in the 3CS score of 2.13 (2.17) points, compared to 2.06 (2.14) points in sham control.
•
In the intent-to-treat (ITT) population, treatment with LYR-210 resulted in a mean (SD) improvement in the 3CS score of 2.35 (2.28) points, compared to 1.89 (2.07) points in sham control.
•
In the ITT population, treatment with LYR-210 resulted in a mean (SD) improvement in the Sino-Nasal Outcome Test (SNOT-22) score of 20.2 (21.38) points, compared to 15.70 (18.55) points in sham control.
•
Ethmoid sinus opacification (evaluated by computed tomography (CT) scans), did not achieve statistically significant improvement after treatment with LYR-210 compared to sham control.

LYR-210 was generally well tolerated, with no product-related serious adverse events. The most commonly reported adverse events in the study population were epistaxis, nasal odor, upper respiratory tract infection and sinusitis. The Company continues to analyze the data from the ENLIGHTEN 1 trial and intends to use this analysis to inform its approach on the completion of the ongoing 52-week extension phase of the ENLIGHTEN 1 trial with data expected in Q4 2024 and its approach to the ongoing ENLIGHTEN 2 trial, the second pivotal Phase 3 trial of LYR-210 in CRS, with enrollment expected to be complete in the second half of 2024 and topline results expected in the first half of 2025.

LYR-220

Our second pipeline product candidate, LYR-220, is designed for use in CRS patients who have failed previous medical management and who continue to require treatment to manage CRS symptoms despite having had ethmoid sinus surgery. LYR-220 employs a larger implant designed for patients whose nasal cavity is larger including those patients whose nasal cavity is larger after having undergone ethmoid sinus surgery. We conducted a Phase 2 clinical trial of LYR-220, called BEACON. The BEACON trial was a controlled parallel-group study to evaluate safety, tolerability, pharmacokinetics, and efficacy comparing two designs of the LYR-220 (7500µg MF) matrix to control, over a 24-week period, in approximately 70 symptomatic adult CRS subjects who have had a prior bilateral sinus surgery. In September 2023, we reported positive topline results from BEACON, demonstrating statistically significant and clinically relevant improvements in the 3 Cardinal Symptoms and SNOT-22 scores at 24 weeks. In connection with the cost-cutting efforts announced in May 2024, the Company halted development efforts for LYR-220.

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

From inception through June 30, 2024, we have raised an aggregate of $424.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 financing, $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Controlled Equity Offering Agreement (the “Original Sales Agreement”) dated September 1, 2023, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants. Further, we currently have an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate.

We have incurred recurring net operating losses every year since inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses inception to date were $381.9 million at June 30, 2024. As of June 30, 2024, we had approximately $31.9 million of cash and cash equivalents and $35.6 million of short-term investments. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

In May 2024, we announced a reduction in force of approximately 75% of our workforce, impacting 87 employees, in addition to other cost-cutting measures in order to preserve capital, including the stoppage of manufacturing and commercialization efforts for LYR-210 and pausing development efforts for LYR-220. Nevertheless, we anticipate that we will continue to incur expenses as we continue the two ongoing ENLIGHTEN Phase 3 clinical trials of LYR-210.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate. In the future, in the event we obtain financing and decide to restart our manufacturing activities, we may engage third party contract manufacturers to manufacture our products. We do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations and licensing arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidate or any additional product candidates, if developed.

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

Based on our current operating plan, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. As of June 30, 2024, we had cash and cash equivalents totaling $31.9 million and short-term investments totaling $35.6 million. Management believes that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research, development and manufacturing of our product candidates.

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

Nasdaq Listing Notification

On July 19, 2024, we received a written notice (the “Notice”) from The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that for the last 30 consecutive business days, the bid price for our common stock, par value $0.001 per share, had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1) (“the Minimum Bid Price Requirement”). The Notice has no effect at this time on the listing of our common stock, which continues to trade on The Nasdaq Global Market under the symbol “LYRA.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until January 15, 2025 (the “Compliance Date”) to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement, the closing bid price of the common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to the Compliance Date.

In the event we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for a second 180 calendar day compliance period. To qualify, we must submit an application to transfer the listing of the common stock to The Nasdaq Capital Market, which requires us to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. We would also need to pay an application fee to Nasdaq and to provide written notice of its intention to cure the deficiency during the additional compliance period. As part of its review process, Nasdaq will make a determination of whether it believes we will be able to cure this deficiency. If the Company does not qualify for or fails to regain compliance during the additional compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq hearings panel. There can be no assurance that, if we decide to appeal any delisting determination, such appeal would be successful.

We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with any other listing requirements. For more information, see “Risk Factors—Our common stock may be delisted from The Nasdaq Global Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Recent Developments

In connection with the ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, the Board approved a reduction in the Company’s workforce impacting 87 employees, which occurred during May and June 2024. Moreover, we stopped manufacturing and commercialization efforts for LYR-210, as well as development efforts for LYR-220 in an effort to reduce operating expenses.

We are currently considering various operational and strategic options in light of the failure of the ENLIGHTEN 1 trial to meet its primary endpoint, including additional clinical trials, the sale of assets, or a strategic business combination. The Board has not decided on a specific plan other than to reduce operating expenses in order to manage its cash position. Furthermore, we are currently in the process of marketing all of our leased properties for sub-leasing arrangements, and, we may also seek to negotiate an early termination of our leases with our landlords.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. As of June 30, 2024, we have recognized $4.3 million of collaboration revenue from our LianBio License Agreement.

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

We expect that any revenue over the next several years would be derived primarily from our collaboration agreement with LianBio. We cannot provide assurance as to the timing of future milestones or royalty payments from LianBio or that we will receive any of these payments at all, especially in view of LianBio’s wind down activities.

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

LianBio announced that in October 2023 its Board of Directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, will be completed by the end of 2024. LianBio announced in February 2024 that it was further reducing the size of its workforce to approximately 50 employees with plans to reduce that number further over the course of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will decrease for the foreseeable future as we implemented a layoff of 75% of our workforce in May 2024 and ceased most manufacturing and CMC-related activities. Research and development expenses will be primarily focused on continuing the two ongoing ENLIGHTEN Phase 3 clinical trials of LYR-210.

The successful development of LYR-210, and other potential future product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of these product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of preclinical studies, clinical trials, and development of our product candidates will depend on a variety of factors, including:

•
successful completion of clinical trials with safety, tolerability, and efficacy profiles for LYR-210, and any potential future product candidates that are satisfactory to the FDA or any comparable foreign regulatory authority;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor, public relations, accounting, auditing, tax services, and insurance costs.

We expect that our general and administrative expenses will remain stable in the future to support existing research and development activities. Additionally, we will continue to incur expenses associated with being a public company, including costs of accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Dollar
	2024	2023	Change
Collaboration revenue	$598	$458	$140

Operating expenses:
Research and development	13,264	10,799	2,465
General and administrative	5,139	4,570	569
Impairment of property and equipment	1,883	1,592	291
Impairment of right-of-use assets	22,836	—	22,836
Restructuring and other related charges	6,450	—	6,450
Total operating expenses	49,572	16,961	32,611
Loss from operations	(48,974)	(16,503)	(32,471)
Other income:
Interest income	855	897	(42)
Total other income	855	897	(42)
Loss before income tax expense	(48,119)	(15,606)	(32,513)
Income tax expense	(12)	(12)	—
Net loss	$(48,131)	$(15,618)	$(32,513)

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2024 and 2023 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. This remained relatively consistent period over period.

Research and Development Expenses

Research and development expenses increased by $2.5 million from $10.8 million to $13.3 million for the three months ended June 30, 2024 and the three months ended June 30, 2023.

The increase in research and development expenses for the three months ended June 30, 2024 was primarily attributable to an increase of $1.7 million in allocated and support costs for shared activities within the organization driven by headcount allocation and rent increases which occurred prior to the reduction in force, an increase of $0.5 million in professional and consulting fees as we moved good manufacturing practices (“GMP”), manufacturing in house prior to the reduction in force and increased clinical and product manufacturing costs of $0.9 million as we continued to progress on our clinical trials and internal manufacturing efforts prior to the reduction in force. These costs were offset by $0.8 million in headcount related costs period over period due to the recent restructuring.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million to $5.1 million for the three months ended June 30, 2024 from $4.6 million for the three months ended June 30, 2023.

The increase in general and administrative expenses for the three months ended June 30, 2024 was primarily driven by an increase of $0.4 million for consulting costs, as well as an increase of $0.2 million in costs shared between the General & Administrative and Research & Development functions including headcount and rent. These costs were partially offset by a decrease in the amount of $0.1 million for employee related costs due to the recent restructuring.

Interest Income

Interest income remained relatively consistent at $0.9 million for the three months ended June 30, 2024 and 2023. This interest income was primarily attributable to interest earned on the Company’s short-term investments during both periods.

Income Tax Expense

During the three months ended June 30, 2024 and 2023 we recorded an income tax expense of $12,000 related to our Massachusetts Securities Corporation.

Impairment & Restructuring

The Company incurred impairment costs related to property and equipment of $1.9 million for the three months ended June 30, 2024 compared to $1.6 million for the same period in 2023.

The Company incurred impairment costs related to our right-of-use asset of $22.8 million for the three months ended June 30, 2024 compared to no such charges for the same period in 2023.

The Company incurred a restructuring charge in the amount of $6.5 million primarily related to severance and retention costs for the three months ended June 30, 2024 compared to no such charges for the same period in 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Dollar
	2024	2023	Change
Collaboration revenue	$1,130	$868	$262

Operating expenses:
Research and development	31,502	23,395	8,107
General and administrative	10,957	9,697	1,260
Impairment of property and equipment	1,883	1,592	291
Impairment of right-of-use assets	22,836	—	22,836
Restructuring and other related charges	6,450	—	6,450
Total operating expenses	73,628	34,684	38,944
Loss from operations	(72,498)	(33,816)	(38,682)
Other income:
Interest income	1,941	1,969	(28)
Loss before income tax expense	(70,557)	(31,847)	(38,710)
Income tax expense	(26)	(26)	—
Net loss	$(70,583)	$(31,873)	$(38,710)

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2024 and 2023 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. This remained relatively consistent period over period.

Research and Development Expenses

Research and development expenses increased by $8.1 million from $23.4 million to $31.5 million for the six months ended June 30, 2024 and the six months ended June 30, 2023.

The increase in research and development expenses for the six months ended June 30, 2024 was primarily attributable to an increase of $3.9 million in allocated and support costs for shared activities within the organization driven by headcount allocation and rent increases, which occurred prior to the reduction in force, an increase of $1.5 million in professional and consulting fees as we moved GMP manufacturing in house prior to the reduction in force, employee related fees of $1.3 million due to the increased research and development headcount prior to the reduction in force, increased clinical costs of $1.4 million as we continued to progress on our clinical trials, and enhanced our in-house product manufacturing.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to $11.0 million for the six months ended June 30, 2024 from $9.7 million for the six months ended June 30, 2023.

The increase in general and administrative expenses for the six months ended June 30, 2024 was primarily attributable to an $0.5 million increase in employee related costs prior to the reduction in force, a $0.5 million increase in costs for consulting and professional fees, as well as an increase of $0.4 million in costs shared between the General & Administrative and Research & Development functions including headcount and rent. These costs were partially offset by a decrease in other fees of $0.4 million due to prior year write-off of deferred financing costs.

Interest Income

Interest income remained consistent at approximately $1.9 million for the six months ended June 30, 2024 and 2023. This interest income was primarily attributable to interest earned on the Company’s short-term investments during both periods.

Income Tax Expense

During the six months ended June 30, 2024 and 2023 we recorded an income tax expense of $26,000 related to our Massachusetts Securities Corporation.

Impairment & Restructuring

The Company incurred impairment costs related to property and equipment of $1.9 million for the six months ended June 30, 2024 compared to $1.6 million for the same period in 2023.

The Company incurred impairment costs related to our right-of-use asset of $22.8 million for the six months ended June 30, 2024 compared to no such charges for the same period in 2023.

The Company incurred a restructuring charge in the amount of $6.5 million primarily related to severance and retention costs for the six months ended June 30, 2024 compared to no such charges for the same period in 2023.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2024, we have raised an aggregate of $424.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 financing, $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Original Sales Agreement dated September 1, 2023, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants. As of June 30, 2024, we have not sold any securities under the Form S-3. On March 22, 2024, we entered into an Amended and Restated Controlled Equity Offering Agreement with Cantor pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock for aggregate gross proceeds of up to $75.0 million.

The following table provides information regarding our total cash and cash equivalents and short-term investments at June 30, 2024 and December 31, 2023 (in thousands):

	As of	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$31,905	$22,353
Short term investments	35,593	80,400
Total	$67,498	$102,753

We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(42,436)	$(30,132)
Net cash provided by investing activities	44,033	4,754
Net cash provided by financing activities	8,555	47,189
Net increase in cash, cash equivalents and restricted cash	$10,152	$21,811

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $42.4 million for the six months ended June 30, 2024, primarily resulting from our net loss of $70.6 million, partially offset by non-cash adjustments of $26.8 million and cash provided by changes in our operating assets and liabilities of $1.2 million. Our net loss was primarily attributed to research and development activities, our general and administrative expenses as well as restructuring charges and impairments taken on our long-lived assets. Our net non-cash charges during the six months ended June 30, 2024 primarily consisted of a $22.8 million impairment loss on our right-of-use assets, $3.3 million of share-based compensation expense, $0.3 million of depreciation expense and $1.9 million of impairment of long-lived assets, which were partially offset by $1.5 million of net amortization of discounts on short-term investments. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2024 consisted primarily of a decrease of $1.2 million in prepaid expenses and other assets and a $3.1 million increase in restructuring liability, partially offset by a $0.7 million decrease in accounts payable and accrued expenses, a $1.2 million decrease in net operating lease assets and a decrease in deferred revenue of $1.2 million.

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

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $44.0 million for the six months ended June 30, 2024 compared to $4.7 million of cash used for investing activities for the six months ended June 30, 2023. The increase in cash provided by investing activities of $39.4 million was primarily due to the net proceeds from the maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8.6 million for the six months ended June 30, 2024 compared to $47.2 million for the six months ended June 30, 2023 due to less cash raised from equity financings in 2024.

Funding Requirements

We expect to continue to incur expenses in connection with our ongoing activities, primarily the two ongoing ENLIGHTEN Phase 3 trials evaluating LYR-210. To the extent we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Although management has concluded that there is substantial doubt regarding our ability to continue as a going concern, this conclusion is based on our analysis under applicable accounting standards. Based on our current business plan, we anticipate that our cash, cash equivalents and short-term investment balance is sufficient to fund our operating expenses and capital expenditures into the first quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong. If, for any reason, our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in us further curtailing, delaying or discontinuing one or more of our research or development programs. As a result, our business, financial condition, and results of operations could be materially adversely affected.

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

Our future capital requirements will depend on many factors, including:

•
the costs of conducting current and future clinical trial of LYR-210;
•
the costs of manufacturing and testing additional material for one or more pivotal Phase 3 clinical trials of LYR-210 as well as potential future clinical studies we might conduct;
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Exploration of Strategic Options

Any potential financial or strategic option we pursue in an effort to maximize shareholder value may not result in the identification of a suitable transaction, or if one is identified and pursued, may not be completed on attractive terms, or at all.

In May 2024, in connection with the Company’s announcement that we failed to meet the primary endpoint of our ENLIGHTEN 1 Phase 3 clinical trial, we announced our interest in potential strategic alternatives. We have not yet engaged a financial adviser to assist us in this effort. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction.

The process of continuing to evaluate these strategic options may be costly, time-consuming and complex and we may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. Moreover, any potential financial or strategic option we pursue may not result in the identification of a suitable transaction, or if one is identified and pursued, may not be completed on attractive terms, or at all. There can be no assurance of completion of any particular course of action or a defined timeline for completion, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

We are attempting to sublease or assign our three leaseholds, which represent significant operating costs, and there can be no assurance that we will accomplish this effort on favorable terms, or at all, which could adversely affect our business, results of operations and financial condition.

The Company has three leaseholds including two in Waltham, Massachusetts and one in Watertown, Massachusetts. These leaseholds represent significant operating costs for the Company. The Company has retained a broker to sublease or assign all three of the leaseholds in connection with the Company’s capital preservation efforts. There can be no assurance that the Company will find third parties to enter into a sublease or assignment of these leaseholds at terms that are favorable to the Company, on a timetable that is advantageous to the Company, or at all.

The operating lease, as amended, for office and laboratory space in Watertown expires in April 2027 and comprises approximately 27,311 square feet. The lease provides for base rent of $2.0 million per year. The Company maintains a letter of credit of approximately $300,000 securing its obligations under the Watertown operating lease.

The Company has two leases for space at 880 Winter Street in Waltham. The first lease comprises approximately 29,000 square feet of office and lab space, and the lease provides for base rent of $2.2 million per year, which will increase 3% per year over the noncancellable term ending on June 30, 2033. In connection with the lease, a security deposit was delivered to the landlord in the form of an irrevocable standby letter of credit collateralized by $1.1 million of deposits with the financial institution.

In December 2023, the Company executed a sublease agreement for additional laboratory and office space located at 880 Winter Street in Waltham. The subleased premises comprise approximately 24,000 square feet, and the sublease provides for base rent of $1.8 million per year, which will increase 3% per year over the noncancellable term ending on November 30, 2032. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of approximately $600,000.

Under all three leases, the Company is responsible for its share of real estate taxes, maintenance, and other operating expenses applicable to the respective leased premises. An inability to successfully sublease or assign all three of the leaseholds will negatively impact our capital preservation efforts and could materially and adversely affect our business, financial condition and the results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future. We may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $22.5 million and $16.3 million for the three months ended June 30, 2024 and 2023 respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

In May 2024, our Board approved a reduction in force by up to 87 employees, effective on or about May 21, 2024 with respect to approximately 80 employees and effective on or about June 20, 2024 with respect to approximately seven employees (the “May 2024 RIF”). The Board’s decision was based on the need to implement cost-reduction initiatives intended to reduce the Company’s ongoing operating expenses and maximize shareholder value. The Company currently estimates that it will incur charges of approximately $3.9 to $4.1 million in connection with this workforce reduction, primarily consisting of severance payments, employee benefits and related costs. The Company has incurred the majority of these charges in the second quarter of 2024.

We expect to continue to incur significant additional operating losses for the foreseeable future and we may not achieve or maintain profitability in the future. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as non-clinical or pre-clinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with CRS treatment product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if we:

•
continue the two pivotal Phase 3 ENLIGHTEN clinical trials of our most advanced product candidate, LYR-210;
•
seek regulatory and marketing approvals for LYR-210 if it successfully completes clinical trials, if any;
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

We will need significant additional funding in order to complete development of, manufacture, and obtain regulatory approval for our product candidates and commercialize our products, if approved. Moreover, the failure of our ENLIGHTEN 1 Phase 3 trial to meet its primary endpoint has made it more difficult for us to raise capital. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, and/or discontinue operations.

We will continue to need additional capital, which we may raise through equity offerings, debt financings, marketing, and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements or other sources. The failure to meet the primary endpoint of our ENLIGHTEN 1 Phase 3 clinical trial has made it significantly more difficult for us to raise more capital. Additional sources of financing might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned clinical trials or obtain approval of any of our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development or reduce our operations. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

We will require substantial funds to further develop, manufacture, obtain approval for, and commercialize our product candidates, including LYR-210, for which we initiated two pivotal Phase 3 clinical trials. We announced in May 2024 that we have suspended further development of LYR-220, which has completed a Phase 2 clinical trial. We would also require substantial additional funds to further develop, obtain approval for, and commercialize, LYR-220.

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
•
the timing of, and the costs involved in, obtaining regulatory approvals for LYR-210;
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
•
the extent to which we in-license or acquire other products and technologies; and
•
the cost of establishing sales, marketing, manufacturing, and distribution capabilities for our product candidates in regions where we choose to commercialize our products.

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

LYR-210 is at a development stage and we have suspended further efforts on LYR-220.

We are a biotechnology company focused on the development and commercialization of novel integrated drug and drug delivery solutions for the localized treatment of patients with CRS. Our product candidates are in clinical development, and favorable results in early-stage clinical trials may not be predictive of success in later clinical trials and may not lead to commercially viable products for any of several reasons. For example, we failed to meet the primary endpoint in our ENLIGHTEN 1 Phase 3 trials for LYR-210 which has a material adverse effect on our development plans for LYR-210. We also announced in May 2024 we were suspending further development of LYR-220. LYR-210 will require significant additional development, clinical trials, regulatory authorizations, and additional investment by us before it can be commercialized.

Our business is highly dependent on the success of our most advanced product candidate, LYR-210, which requires on-going clinical testing before we can seek regulatory approval and potentially launch our product. If LYR-210 does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for, and successfully commercialize our most advanced product candidate, LYR-210. We currently have no products that are approved for commercial sale and have not completed the development of any product candidates, and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to LYR-210, which will each require continued clinical development and potential additional pre-clinical development, management of clinical and medical affairs and manufacturing activities, regulatory approval in multiple jurisdictions, the securing of manufacturing supply, the building of a manufacturing and commercial organization, substantial investment, and significant marketing efforts before we can generate any revenues from any commercial sales. We cannot be certain that LYR-210 will be successful in ongoing or future clinical trials, receive regulatory approval, or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market LYR-210 from the FDA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized, profitable, widely accepted in the marketplace, or more effective than other commercially available alternatives. Nor can we be certain that, if and when approved, the safety and efficacy profile of LYR-210 and will be consistent with the profiles observed in clinical trials.

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

On December 7, 2020, we reported top-line results from our Phase 2 LANTERN clinical trial, including that LYR-210 failed to meet the primary endpoint of the trial. We believe this was primarily due to the discontinuation of enrollment related to the COVID-19 pandemic. As a result of the decrease in the number of patients enrolled from planned (99 evaluable) to actually enrolled (67) patients in our Phase 2 LANTERN clinical trial, a greater magnitude of change in composite score of the seven-day average of four cardinal symptoms from baseline at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 was required in order for the trial to achieve statistical significance for the primary endpoint. On May 6, 2024, we reported top-line results from our Phase 3 ENLIGHTEN 1 clinical trial, including that LYR-210 failed to meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks. The Phase 3 ENLIGHTEN 1 trial is ongoing and data from the 52-week extension phase are expected in the fourth quarter of 2024. ENLIGHTEN 2, the second pivotal Phase 3 trial of LYR-210 in CRS, is ongoing. There can be no assurance that we will achieve the primary endpoint or any other endpoints in the ENLIGHTEN 2 Phase 3 clinical trials for LYR-210.

If the required regulatory approvals for LYR-210 are not obtained or are significantly delayed, or any approved products are not commercially successful, our business, financial condition, and results of operations may be materially harmed. For example, the Company may need to revise its regulatory strategy for LYR-210 since the Company failed to meet the primary endpoint of the ENLIGHTEN 1 Phase 3 clinical trial.

LYR-210 is our most advanced product candidate, and if we experience further regulatory or developmental issues with respect to LYR-210, such as the failure to meet the primary endpoint of the ENLIGHTEN 1 Phase 3 clinical trial, our development plans and business could be significantly harmed. Further, our competitors may be developing products with similar mechanisms of action and may experience problems with their products that could identify problems that would potentially harm our business.

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

Under the LianBio License Agreement, as amended, both parties agreed to negotiate prior to December 31, 2022 a clinical supply agreement to support clinical trials to be conducted by LianBio in the territory, i.e., PRC, Hong Kong, Macau, Taiwan, Singapore, South Korea, and Thailand. Subsequently, there was a side letter executed on December 27, 2022 which extended the negotiations of a supply agreement. Payments made by LianBio to the Company that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet. The Company anticipated that the payments treated as a contract liability would be recognized as revenue as the clinical supply of LYR-210 was delivered and over the remaining time it takes to conduct the applicable trials. As of June 30, 2024, the parties still have not completed their negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

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

We may in the future expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

Risks Related to Discovery, Development, Clinical Testing, Manufacturing, and Regulatory Approval

Clinical trials required for our lead product candidate and any future product candidates are expensive and time-consuming, their outcome is uncertain, and if our clinical trials do not meet safety or efficacy endpoints in these evaluations, or if we experience significant delays in these trials, our ability to commercialize our product candidates and our financial position will be impaired.

We initiated the pivotal Phase 3 clinical trials for our most advanced product candidate, LYR-210. We recently announced in May 2024 that we suspended further clinical development on our other product candidate, LYR-220, in view of our failure to meet our primary endpoint in the ENLIGHTEN 1 Phase 3 clinical trial for LYR-210 and the need to preserve capital. It is impossible to predict if LYR-210 will prove effective and safe in humans or if we will receive regulatory approval, and the risk of failure through the development process is high. Given the similarities in the design of the ENLIGHTEN 1 and ENLIGHTEN 2 Phase 3 clinical trials, the risk that we fail to meet the primary endpoint in the ENLIGHTEN 2 Phase 3 clinical trial has increased since we failed to meet our primary endpoint in the ENLIGHTEN 1 Phase 3 clinical trial. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we may need to complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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
▪
recruitment for our clinical trials may be adversely affected by recruiting for competing trials or the approval of products competitive with our product candidates; and
▪
any current or future collaborators that conduct pre-clinical studies or clinical trials may face any of the above issues, and may conduct pre-clinical studies or clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

Any clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways by different reviewers and regulators, which could delay, limit, or prevent regulatory approval. Drug-related adverse events during a pre-clinical study or clinical trial could cause us to repeat a trial or study, perform an additional trial or study, expand the size and/or duration of a trial or study, terminate a trial or study, or even cancel a pre-clinical or clinical program. The failure of pre-clinical studies or clinical trials to demonstrate safety and effectiveness for the desired indications could harm the development of that product candidate and other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical trials would delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. A number of companies in the biotechnology and pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Even if our future and ongoing pre-clinical studies and clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of LYR-210, and/or any future product candidate.

If we experience delays in the commencement or completion of, or have to extend or expand, our pre-clinical studies or clinical trials, or if we terminate a pre-clinical study or clinical trial prior to completion, the commercial prospects of LYR-210, or any future product candidate could be harmed, and our ability to generate revenues from LYR-210, or any future product candidate may be delayed. In addition, any delays in our pre-clinical studies or clinical trials could increase our costs, slow down the development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of pre-clinical studies or clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We are no longer engaged in manufacturing our product candidates.

We previously transitioned most of our clinical manufacturing from a contract manufacturing organization, or CMO, to an in-house manufacturing facility at our Watertown headquarters to produce LYR-210 and LYR-220. We have never completed a technical transfer process to an in-house facility, built, owned or operated a commercial manufacturing facility, and there is no guarantee that we will be successful doing so. Since the May 2024 RIF, we are no longer engaged in the manufacture of our product candidates and we no longer intend to build out a commercial manufacturing capability. We believe we have sufficient supply of LYR-210 to complete our ENLIGHTEN 1 and ENLIGHTEN 2 Phase 3 clinical trial. We are also engaged in an effort to sublease or assign our three leaseholds which include manufacturing space. Throughout Item 1A, we refer to manufacturers, CMOs and suppliers interchangeably.

Parts of our manufacturing process are still outsourced and we expect them to remain outsourced. Our CMOs provide multiple different types of services to us. For example, some CMOs provide raw materials for our in-house manufacturing effort; some CMOs perform analytical testing for our starting materials, intermediates, drug product, and stability studies; and some CMOs provide services like sterilizing, packaging, and labeling. Currently, our manufacturing activities are suspended and that suspension applies to third party CMOs that provide materials and services related to our manufacturing.

If we restart our in-house manufacturing, it is common that various aspects of the development program, such as manufacturing methods and equipment, are altered along the way in an effort to optimize cost of goods, processes and results. Such changes carry the risk that these manufacturing efforts will not achieve these successfully or in a cost-efficient manner, or that we will be subject to additional requirements by the FDA or other regulatory bodies. Slight deviations resulting from technology transfer, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems with our in-house manufacturing process could restrict our ability to meet our clinical and regulatory timelines, and market demand for our products.

As a result of the May 2024 RIF, we no longer have a sufficient number of experienced scientific, quality and manufacturing personnel needed to operate our clinical and commercial manufacturing processes, which in the event we restart our manufacturing efforts, could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements.

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

Currently LYR-210 is our only product candidate still in clinical development. Notwithstanding the data obtained to date with respect to LYR-210 and LYR-220 in CRS, LYR-210 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from our product sales. In addition, if we encounter safety or efficacy problems, developmental delays or regulatory issues, delays caused by COVID-19, or other problems, our developmental plans and business could be significantly harmed.

If the development of LYR-210, or any other future product candidate is unsuccessful, our ability to generate revenues will be significantly and adversely affected. Our development of current and future product candidates is subject to the risks of failure and delay inherent in the development of new products and product candidates, including:

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

If the FDA does not conclude that LYR-210 satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for LYR-210 under Section 505(b)(2) are not as we expect, the approval pathway for LYR-210 may take significantly longer, cost significantly more, and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We intend to seek FDA approval for LYR-210 through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from trials that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved drugs, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as we anticipate, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for our product candidates, and complications and risks associated with the development of our product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in competitive products reaching the market before our product candidates, which could impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization, or that a competitor would not obtain approval first along with subsequent market exclusivity from the FDA, thereby delaying potential approval of our product.

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

We have conducted and are conducting clinical trials for LYR-210 outside the United States, primarily in Europe, and we may in the future choose to conduct other clinical trials outside the United States for LYR-210, or any of our other future product candidates. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP, including review and approval by an IEC and receipt of informed consent from subjects. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for which we intend to seek approval for the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials of our product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

LYR-210 will be regulated as a drug-device combination products, which may result in additional regulatory and other risks.

LYR-210 is a drug-device combination products. We may experience delays in obtaining regulatory approval of LYR-210 given the increased complexity of the review process when approval of a combination product is sought under a single marketing application. LYR-210 will be regulated as drug-device combination products, which require coordination within the FDA and similar foreign regulatory agencies for review of the product candidates’ device and drug components. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although we believe a single marketing application for the approval of a combination product would be successful, there can be no assurance that the FDA will not determine that separate marketing applications are necessary. This determination could significantly increase the resources and time required to bring a particular combination product to market. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process, as well as coordination between two different centers within FDA responsible for review of the different components of the combination product.

Failure to successfully develop or supply the device component, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or third-party providers to obtain or maintain regulatory approval or clearance of the device component of LYR-210, as appropriate, could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in these product candidates reaching the market. Further, failure to successfully develop or supply the device, or to gain or maintain its approval, could adversely affect sales of LYR-210.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that neither LYR-210, nor any future product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

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

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays, or both, which could have a harmful effect on our ability to develop LYR-210 and/or any other future product candidates, or could render further development impossible.

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

In addition, subjects treated with LYR-210 have experienced adverse events, including epistaxis, rhinitis, rhinorrhea, facial pain, nasopharyngitis, sinusitis, upper respiratory tract infection, procedural headache, nasal discomfort, and nasal odor, among others. In our Phase 2 LANTERN clinical trial, treatment-related adverse events were reported in 16 patients, and all treatment-related adverse events except one (increased viscosity of upper respiratory secretion) were mild or moderate in nature. In addition, there was one patient in the LYR-210 (2,500 µg) group who had a serious adverse event of acarodermatitis in our Phase 2 LANTERN clinical trial, which was deemed to be not related to treatment. In the 24-week treatment phase of the Phase 3 ENLIGHTEN 1 clinical trial, the most commonly reported adverse events in the study population were epistaxis, nasal odor, upper respiratory tract infection and sinusitis.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted, could materially modify, suspend, or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease pre-clinical studies or clinical trials, require us to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated, or deny approval of our product candidates for any or all targeted indications. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We have historically trained and may in the future have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Our computer systems, as well as those of our CROs and other contractors, vendors, suppliers, and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including the impacts of climate change), international terrorism and conflicts, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs and our business. For example, the loss of pre-clinical studies or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential, or proprietary information, we could incur liability and the further development of LYR-210, or any other product candidate could be delayed.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of LYR-210 and/or any other future product candidate. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects, and ability to achieve or sustain profitability.

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

In Europe, the GDPR requires us, among other things, to make detailed disclosures to data subjects, to disclose the legal basis on which we can process personal data, to obtain valid consent for processing, to appoint data protection officers when sensitive personal data, such as health data, is processed on a large scale, and provides robust rights for data subjects, introduces mandatory data breach notification, imposes additional obligations on us when contracting with service providers, and requires us to adopt appropriate privacy governance including policies, procedures, training, and data audit. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, which could increase our costs and our ability to efficiently process personal data from the EEA. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the greater of €20.0 million or up to 4% of our total global annual revenue in the event of a significant breach. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations, and financial condition. Additionally, following the United Kingdom’s withdrawal from the EEA and the EU, companies have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover.

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

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Moreover, certain environmental laws may impose liability without regard to fault or legality of the action at the time of its occurrence. Environmental, health, and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, our development efforts may be interrupted or delayed.

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

Our success depends on the medical community’s acceptance of LYR-210, if approved, as a treatment for CRS patients. LYR-210 was previously studied in an open-label, Phase 1 clinical trial with 20 patients in New Zealand and Australia, which achieved its primary endpoint of safety at week 4. In the Phase 1 trial, we also observed that patients generally experienced significant and rapid, clinically meaningful and durable improvement in SNOT-22 scores. Significant reduction in SNOT-22 scores was observed at week 1, and this reduction persisted through week 25, which was the end of the trial. In our Phase 2 LANTERN clinical trial, we reported positive top-line results but failed to achieve the primary endpoint. Although not statistically significant at week 4 (the primary endpoint), at the 7,500 µg dose, LYR-210 achieved statistically significant improvement in 4CSS in favor of the treatment arm as measured by the change from baseline at weeks 16, 20, and 24. Furthermore, at the 7,500 µg dose, LYR-210 achieved statistically significant improvement in SNOT-22 score in favor of the treatment arm at weeks 8, 16, 20, and 24. Even if the results of these clinical trials suggest a favorable safety and efficacy profile, the study designs and results, and the designs and results of future clinical trials we conduct, may not be viewed as compelling to our physician customers or patients. If physicians do not find our data compelling, even if LYR-210 receives marketing approval they may choose not to use our products or limit their use. Our Phase 3

ENLIGHTEN 1 clinical trial failed to meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks. ENLIGHTEN 2, the second pivotal Phase 3 trial of LYR-210 in CRS, is ongoing. There can be no assurance that we will achieve the primary endpoint or any other endpoints in the ENLIGHTEN 2 Phase 3 clinical trials for LYR-210. We also cannot assure you that any data that may be collected will be compelling to the medical community because the data may not be clinically meaningful and may not demonstrate that LYR-210 is an attractive procedure when compared against data from alternative treatments.

Even if LYR-210 receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors, or others in the medical community necessary for commercial success.

If LYR-210 receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, or if we are unable to achieve an optimal cost of goods, we may not generate significant product revenues or become profitable. The degree of market acceptance of LYR-210, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•
perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our technology;
•
the perception by members of the healthcare community, including physicians, or patients that the process of administering LYR-210 is not unduly cumbersome;
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

If physicians or patients are not willing to change current practices and adopt our office-based administration procedure for LYR-210 may fail to gain market acceptance, and our business will be harmed.

While we believe ENT physicians will be able to administer LYR-210, if successfully developed and approved, in conjunction with an endoscopy procedure, thereby making the placement aligned with the existing care continuum for CRS patients and eliminating the need for ENT physicians to schedule separate surgical time, ENT physicians may not adopt our in-office procedure for a number of reasons, including:

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

If ENT physicians do not adopt the placement procedure for any reason, including those listed above, our ability to grow our business would be impaired, even if LYR-210 receives marketing approval.

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

Additionally, while it is currently more cost-effective to the healthcare system for providers to perform the placement procedure in an ENT physician’s office than endoscopic sinus surgery in an operating room, healthcare economics are subject to change. If the use of our products were to cease being more cost-effective than endoscopic sinus surgery due to changes in reimbursement economics, our products may fail to gain market acceptance, and our business may be adversely affected.

If we are unable to successfully establish manufacturing, sales, marketing, and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing LYR-210, if approved, and we may not be able to generate any revenue.

We do not have commercial infrastructure for the manufacturing, sales, marketing, or distribution of all of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. The failure to meet our primary endpoint in the ENLIGHTEN 1 Phase 3 trial has also adversely affected the Company’s commercialization plans for LYR-210.

Factors that may inhibit our efforts to commercialize our product candidates on our own include

•
the failure to meet the primary endpoint of our ENLIGHTEN 1 Phase 3 trial and its effects on our ability to pursue a development strategy for LYR-210 and to raise capital to operate the business;
•
the loss of skilled personnel as a result of the May 2024 RIF;
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

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of LYR-210, or any future product candidates in markets outside of the United States. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product, and such collaborator’s ability to successfully market and sell the product. We intend to selectively pursue collaborative arrangements regarding the sale and marketing of LYR-210, if approved, for certain markets outside of the United States; however, we cannot assure that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of LYR-210, we may be forced to delay the potential commercialization of LYR-210 or reduce the scope of our sales or marketing activities for LYR-210. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to LYR-210 or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing, and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing LYR-210 and may not become profitable and may incur significant additional losses. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

The success of our business may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

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

If in the future we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If LYR-210 is approved for commercialization, we may partner with third parties to market it in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international pharmaceutical operations, including:

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

The use of LYR-210, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. For example, complications arising from the placement procedure for LYR-210, or from the degradation or dislodgment of the LYR-210 implant within the sinuses after placement, or from foreign growth occurring in the sinus after placement, could give rise to product liability claims against us. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies, or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs, which may not be covered by insurance. In addition, regardless of merit or eventual outcome, product liability claims may result in significant consequences including:

•
impairment of our business reputation and significant negative media attention; and
•
product recalls, withdrawals or labeling, marketing, or promotional restrictions, among others.

Risks Related to Our Dependence on Third Parties

We suspended the manufacture our clinical materials in-house. If we restart our manufacturing, we may rely on third parties for certain development and manufacturing-related services and we do not currently have long-term contracts with any of these parties. Our continued reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

We are dependent on third parties to conduct our pre-clinical studies and clinical trials, including our planned and ongoing clinical trials for LYR-210. If we decide to conduct future clinical trials for LYR-210 or other product candidates, we expect to rely on third parties to conduct those future clinical trials and pre-clinical studies. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs, and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators, and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We may collaborate with third parties for the development and commercialization of LYR-210, and any of our future product candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize LYR-210, or our future product candidates successfully, if at all.

We may seek additional collaborative relationships for the development and commercialization of LYR-210, or any future product candidates. Failure to obtain a collaborative relationship for LYR-210, or any future product candidates may significantly impair the potential for these product candidates. We also may need to enter into collaborative relationships to provide funding to support our other research and development programs.

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

We do not have multiple sources of supply for some of the components used in LYR-210, nor long-term supply contracts, and certain of our suppliers are critical to our production. If we were to lose a supplier, it could have a material adverse effect on our ability to complete the development of LYR-210. If we obtain regulatory approval for LYR-210, we would need to expand the supply of their components in order to commercialize them.

We do not have multiple sources of supply for the components used in the manufacturing of LYR-210. We also do not have long-term supply agreements with any of our suppliers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Suppliers are subject to cGMP quality and regulatory requirements covering manufacturing, testing, quality control, and record keeping relating to our product candidates and are subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions in supply. Manufacturing suppliers are also subject to local, state, and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

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

If we are unable to obtain the supplies we need at a reasonable price or on a timely basis, it could have a material adverse effect on our ability to complete the development of LYR-210 or, if we obtain regulatory approval for LYR-210, to commercialize them.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain, or adequately protect our intellectual property rights, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect our intellectual property and prevent others from duplicating LYR-210, and any future product candidates.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal, factual, and scientific questions and can be uncertain. It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfullry issue and even if such patents cover our product candidates, third parties may challenge the inventorship, ownership, validity, enforceability, or scope of such patents, which may result in such patents being narrowed or invalidated, or being held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon our patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Risks Related to Employee Matters

The May 2024 RIF was undertaken to significantly reduce our ongoing operating expenses but it may not result in our intended outcomes and may yield unintended consequences and additional costs.

In connection with the May 2024 RIF, we currently estimate that we will incur charges of approximately $3.9 to $4.1 million in connection with the reduction in force, primarily consisting of severance payments, employee benefits and related costs.

The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

In the future, we may engage in acquisitions or strategic partnerships that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

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

Risks Related to Our Common Stock

Our common stock may be delisted from The Nasdaq Global Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our common stock is currently listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including related to the price of our common stock. On July

19, 2024, we received a Notice from Nasdaq notifying us that for the last 30 consecutive business days, the bid price for our common stock, par value $0.001 per share, had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1) (“the Minimum Bid Price Requirement”). The Notice has no effect at this time on the listing of our common stock, which continues to trade on The Nasdaq Global Market under the symbol “LYRA.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until January 15, 2025 (the “Compliance Date”) to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement, the closing bid price of the common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to the Compliance Date.

In the event we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for a second 180 calendar day compliance period. To qualify, we must submit an application to transfer the listing of the common stock to The Nasdaq Capital Market, which requires us to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. We would also need to pay an application fee to Nasdaq and to provide written notice of its intention to cure the deficiency during the additional compliance period. As part of its review process, Nasdaq will make a determination of whether it believes we will be able to cure this deficiency. If the Company does not qualify for or fails to regain compliance during the additional compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq hearings panel. There can be no assurance that, if we decide to appeal any delisting determination, such appeal would be successful.

We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with any other listing requirements.

Delisting from The Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

General Risk Factors

We have incurred and expect to continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our Board of Directors.

We continue to evaluate these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

On March 20, 2012, we declared and paid a special cash dividend of $0.2630467 per share of our common stock, par value $0.001, which we refer to as the Special Dividend, which totaled approximately $42,115 in the aggregate. Other than the Special Dividend, we have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, and operation of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.

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

Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If we obtain marketing approval for LYR-210, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

None.

(b) Material changes to the procedures by which security holders may recommended nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

During the three months ended June 30, 2024, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of the Registrant, dated May 5, 2020 and the Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated June 13, 2024.	8-K	3.1	June 18, 2024	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.1	December 18, 2023	001-39273

4.1	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1	4.2	April 27, 2020	333-236962

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Date File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: August 14, 2024	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)