Form 10-Q
period 2024-09-30
Lyra Therapeutics, Inc.
filed 2024-11-12
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 65,457,648 shares of common stock, $0.001 par value per share, outstanding.

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
•
we need significant additional funding in order to complete development of and obtain regulatory approval for our product candidates and commercialize our products, if approved. The failure of our ENLIGHTEN 1 Phase 3 trial to meet its primary endpoint has made it more difficult for the Company to raise capital. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, and/or discontinue operations;
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
•
if LianBio is unable to find a third party to acquire its rights under the LianBio License Agreement, it may materially harm our business, financial condition, results of operations and prospects;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$23,800	$22,353
Short-term investments	27,826	80,400
Prepaid expenses and other current assets	2,818	2,068
Total current assets	54,444	104,821
Property and equipment, net	1,613	2,043
Operating lease right-of-use assets	20,707	33,233
Restricted cash	1,992	1,392
Other assets	—	1,111
Total assets	$78,756	$142,600
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,292	$3,131
Restructuring liability	4,855	—
Accrued expenses and other current liabilities	3,197	9,374
Operating lease liabilities	4,003	5,434
Deferred revenue	607	1,658
Total current liabilities	14,954	19,597
Operating lease liabilities, net of current portion	31,321	21,447
Deferred revenue, net of current portion	11,862	12,136
Total liabilities	58,137	53,180
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 65,456,735 and 57,214,550 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	65	57
Additional paid-in capital	414,345	400,685
Accumulated other comprehensive income, net of tax	20	33
Accumulated deficit	(393,811)	(311,355)
Total stockholders’ equity	20,619	89,420
Total liabilities and stockholders’ equity	$78,756	$142,600

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$195	$544	$1,325	$1,412

Operating expenses:
Research and development	5,902	12,368	37,404	35,763
General and administrative	3,931	5,003	14,888	14,700
Impairment of property and equipment	—	—	1,883	1,592
Impairment of right-of-use assets	—	—	22,836	—
Restructuring and other related charges	2,804	—	9,254	—
Total operating expenses	12,637	17,371	86,265	52,055
Loss from operations	(12,442)	(16,827)	(84,940)	(50,643)
Other income:
Interest income	576	1,192	2,517	3,161
Total other income	576	1,192	2,517	3,161
Loss before income tax expense	(11,866)	(15,635)	(82,423)	(47,482)
Income tax expense	(7)	(16)	(33)	(42)
Net loss	(11,873)	(15,651)	(82,456)	(47,524)
Other comprehensive loss:
Unrealized holding gain (loss) on short-term investments, net of tax	24	20	(13)	(17)
Comprehensive loss	$(11,849)	$(15,631)	$(82,469)	$(47,541)
Net loss per share attributable to common stockholders— basic and diluted	$(0.18)	$(0.27)	$(1.27)	$(1.04)
Weighted-average common shares outstanding— basic and diluted	65,456,735	56,953,685	64,981,219	45,894,643

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss), net of tax	Deficit	Equity
Balance at December 31, 2022	31,827,659	$32	$329,387	$10	$(248,675)	$80,754
Exercise of common stock options	2,115	—	4	—	—	4
Issuance of common stock upon RSU vesting	7,041	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	1,610	—	—	1,610
Net loss	—	—	—	—	(16,255)	(16,255)
Balance at March 31, 2023	31,836,815	$32	$331,001	$(12)	$(264,930)	$66,091
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,332	17,652,962	$18	$46,650	—	—	$46,668
Exercise of common stock options	55,262	—	97	—	—	97
Unrealized loss on available-for-sale securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	1,354	—	—	1,354
Net loss	—	—	—	—	(15,618)	(15,618)
Balance at June 30, 2023	49,545,039	$50	$379,102	$(27)	$(280,548)	$98,577
Issuance costs	—	—	$(150)	—	—	$(150)
Exercise of common stock options	520	—	2	—	—	2
Unrealized gain on available-for-sale securities	—	—	—	20	—	20
Stock-based compensation	—	—	1,441	—	—	1,441
Net loss	—	—	—	—	(15,651)	(15,651)
Balance at September 30, 2023	49,545,559	$50	$380,395	$(7)	$(296,199)	$84,239

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
		Amount	Capital	Income (Loss), net of tax	Deficit	Equity
Balance at December 31, 2023	57,214,550	$57	$400,685	$33	$(311,355)	$89,420
Exercise of common stock options	918	—	3	—	—	3
Shares issued under ATM, net of issuance costs of $150	1,041,666	1	4,849	—	—	4,850
Exercise of pre-funded warrants	1,255,500	1	1	—	—	2
Exercise of common stock warrants	1,424,272	2	3,806	—	—	3,808
Issuance of common stock upon RSU vesting	27,869	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	1,881	—	—	1,881
Net loss	—	—	—	—	(22,452)	(22,452)
Balance at March 31, 2024	60,964,775	$61	$411,225	$25	$(333,807)	$77,504
Exercise of pre-funded warrants	4,490,876	$4	$4	—	—	$8
Exercise of common stock options	84	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(29)	—	(29)
Stock-based compensation	—	—	1,625	—	—	1,625
Net loss	—	—	—	—	(48,131)	(48,131)
Balance at June 30, 2024	65,455,735	$65	$412,854	$(4)	$(381,938)	$30,977
Issuance of common stock under ESPP	1,000	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	24	—	24
Stock-based compensation	—	—	1,491	—	—	1,491
Net loss	—	—	—	—	(11,873)	(11,873)
Balance at September 30, 2024	65,456,735	$65	$414,345	$20	$(393,811)	$20,619

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(82,456)	$(47,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,777	4,405
Depreciation expense	320	193
Impairment of property and equipment	1,883	1,592
Write-off of deferred financing costs	140	—
Impairment of right-of-use assets	22,836	—
Net amortization of premium on short-term investments	(2,009)	(2,408)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(750)	565
Operating lease right-of-use assets	570	1,080
Other assets	1,111	(3,240)
Accounts payable	(774)	3,985
Accrued expenses and other current liabilities	(5,400)	(625)
Restructuring Liability	4,855	—
Operating lease liabilities	(2,437)	(857)
Deferred revenue	(1,325)	(1,412)
Net cash used in operating activities	(58,659)	(44,246)
Cash flows from investing activities:
Purchases of property and equipment	(2,396)	(260)
Purchases of short-term investments	(47,949)	(72,765)
Maturity of short-term investments	102,519	62,800
Net cash provided by (used in) investing activities	52,174	(10,225)
Cash flows from financing activities:
Proceeds from sale of common stock, purchase warrants and pre-funded warrants, net of issuance costs	8,819	50,000
Payment of deferred offering costs	(290)	(3,332)
Proceeds from exercise of stock options	3	103
Net cash provided by financing activities	8,532	46,771
Net increase (decrease) in cash, cash equivalents and restricted cash	2,047	(7,700)
Cash, cash equivalents and restricted cash, beginning of period	23,745	33,942
Cash, cash equivalents and restricted cash, end of period	$25,792	$26,242

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$—	$8
Modification of lease agreement	$—	$4,931
Issuance Costs in accounts payable, accrued expenses, and other current liabilities	$—	$150
Other assets included in accounts payable and other current liabilities	$—	$2,740
Right of Use Asset in Exchange for Lease Liability	$13,667	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$161

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

Restructuring

On May 16, 2024, the Company reported that topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210, a bioabsorbable sinonasal implant (7500µg mometasone furoate), as a six-month treatment of chronic rhinosinusitis (CRS). ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks. ENLIGHTEN 1 is one of two Phase 3 clinical trials evaluating LYR-210. The 52-week safety extension phase of the ENLIGHTEN 1 trial recently completed and data is expected in Q4 2024. ENLIGHTEN 2, the second pivotal Phase 3 trial of LYR-210 in CRS, is ongoing, and enrollment completed in October 2024. Topline results are expected in the second quarter of 2025.

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

The Company has recorded a restructuring charge in the amount of $9.3 million for the nine months ended September 30, 2024, primarily related to severance and retention costs as further discussed in Note 4. The Company has also recorded an impairment charge for the write-down of property and equipment of $1.9 million and right-of-use assets in the amount of $22.8 million as further discussed in Notes 5 and 6.

Going Concern

The failure of the Company’s Phase 3 ENLIGHTEN 1 trial to meet its primary endpoint, which resulted in the Company’s restructuring during the second quarter of 2024, provides significant uncertainty regarding the Company’s ability to meet its business plans and conduct its future operations. The Company has incurred recurring net operating losses every year since inception and has an accumulated deficit of approximately $393.8 million at September 30, 2024. The Company expects to continue to generate operating losses for the foreseeable future. At September 30, 2024, the Company had approximately $23.8 million of cash and cash equivalents and $27.8 million of short-term investments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

From inception through September 30, 2024, the Company has raised an aggregate of $424.8 million to fund its operations, of which $162.1 million were gross proceeds from sales of redeemable convertible preferred stock, $96.3 million were net proceeds from the April 2022 financing, $46.5 million were net proceeds from the May 2023 Financing (as defined below), $57.3 million were net proceeds from the Company’s initial public offering, $23.9 million were net proceeds related to the Company’s Controlled Equity Offering Agreement (the “Original Sales Agreement”) dated September 1, 2023, $16.8 million were gross proceeds

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2024, other comprehensive loss consisted of unrealized losses, net of taxes from its short-term investments.

Restricted Cash

The Company had restricted cash of approximately $2.0 million as of September 30, 2024 and approximately $1.4 million as of December 31, 2023. These balances were held as of September 30, 2024 at one of the Company’s financial institutions to secure the Company’s letters of credit for its facility leases.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$23,800	$22,353
Restricted cash	1,992	1,392
Total	$25,792	$23,745

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) for the three and nine months ended September 30, 2024 and 2023:

	2024	2023
Stock options	6,387,089	5,838,677
Common stock warrants	8,606,303	10,030,575
Restricted stock units	867,472	243,703
Total	15,860,864	16,112,955

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, designed to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in our annual and interim condensed consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2024 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

		Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2024
Assets:
Cash equivalents
Money market funds	$16,976	$16,976	$—	$—
Total cash equivalents	$16,976	$16,976	$—	$—
Short-term investments:
U.S. treasury bills	$27,826	$—	$27,826	$—
Total Short-term investments	$27,826	$—	$27,826	$—

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2023
Assets:

Money market funds	$11,167	$11,167	$—	$—
U.S. treasury bills	8,980	—	8,980	—
Total cash equivalents	$20,147	$11,167	$8,980	$—
Short-term investments:
U.S. treasury bills	$76,918	$—	$76,918	$—
U.S. Government Agency and foreign national bank securities	3,482	—	3,482	—
Total Short-term investments	$80,400	$—	$80,400	$—

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

As of September 30, 2024, the Company’s cash equivalents were invested in money market funds, which were valued based on Level 1 inputs. As of September 30, 2024, the Company's short-term investments consisted of U.S. treasury bills which were valued based on Level 2 inputs. As of December 31, 2023, the Company’s cash equivalents were invested in money market funds and U.S. treasury bills, which were valued based on Level 1 and Level 2 inputs, respectively. As of December 31, 2023, the Company's short-term investments consisted of U.S. treasury bills which were valued based on Level 2 inputs and U.S. Government Agency Securities and foreign national bank securities, which were valued based on Level 2 inputs. In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data for Level 2 investments. All available-for-sale securities have contractual maturities of less than one year. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying consolidated financial statements that required Level 3 inputs.

The carrying values of the Company’s accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these liabilities and as such these are considered Level 1 in the fair value hierarchy.

4. Restructuring and Other Related Charges

In connection with the ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, the Board of Directors approved a reduction in the Company’s workforce, impacting 87 employees, which occurred during May and June 2024. The Company incurred costs related to employee termination benefits and other costs associated with the restructuring mainly during the second quarter of 2024, with the remainder of the costs to be incurred through May 1, 2025. These amounts are recorded as restructuring and other related charges within our condensed consolidated statements of operations and comprehensive loss as they are incurred. For the three months ended September 30, 2024, restructuring and other related charges were $2.8 million, which consisted of $0.9 million of severance costs, $1.8 million of retention costs, and $0.1 million of other costs. For the nine months ended September 30, 2024, restructuring and other related charges were $9.3 million, which consisted of $5.7 million of severance costs, $2.6 million of retention costs, and $1.0 million of other costs.

Restructuring liability activities during the nine months ended September 30, 2024 (in thousands):

	January 1,			September 30,
	2024	Accruals	Cash Payments	2024
2024 Restructuring Plan
Severance Costs	$—	$5,651	$(3,435)	$2,216
Retention Costs	—	2,608	$(74)	$2,534
Other Costs	—	995	(890)	$105
Total	$—	$9,254	$(4,399)	$4,855

5. Property and Equipment and Related Impairment

Property and equipment consist of the following (in thousands) as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Property and equipment:
Laboratory equipment	$4,158	$2,736
Computer software and equipment	160	105
Office furniture and fixtures	934	662
Leasehold improvements	485	461
Total	$5,737	$3,964
Less: Accumulated depreciation	(2,241)	(1,921)
Less: Impairment	(1,883)	—
Property and equipment, net	$1,613	$2,043

During the second quarter of 2024 and as a result of the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, the Company performed a recoverability test for its property and equipment. The Company concluded that the undiscounted cash flows associated with its property and equipment was less than the carrying value of the property and equipment. The Company compared the fair value of the property and equipment to the carrying value and recorded an impairment

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

charge in the amount of $1.9 million which is included as an impairment of property and equipment in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024. The Company determined fair market value of the equipment based on a third-party appraisal of the equipment through use of publicly available used equipment quotes. The equipment was valued as of May 15, 2024. The Company reassessed the need for any further impairment as of September 30, 2024, and determined no additional impairment indicators existed.

6. Impairment of Right-of-Use Assets

In connection with the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, in May 2024, the Company engaged a commercial real estate broker to market the Company’s three leased properties for sublease arrangements. As of September 30, 2024, the Company has not sublet any of its leased properties. Based upon these impairment indicators, the Company has performed a recoverability test over its right-of-use asset and concluded the right-of-use assets are impaired. As a result, the Company has recorded an impairment charge in the amount of $22.8 million, which is included as an impairment of right-of-use asset in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024. The right-of-use asset was valued as of May 15, 2024. The Company reassessed the need for any further impairment as of September 30, 2024, and determined no additional impairment indicators existed.

The Company engaged a valuation specialist to perform a fair value determination of the right-of-use assets using a discounted cash flow methodology, which included the following range of assumptions:

Discount Rate	9.5-10.5%
Term (years)	2.96-9.13
Expected Sublease Rent Increases	3.0%

7. Preferred and Common Stock

The Company has 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no shares issued or outstanding as of September 30, 2024 or September 30, 2023.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

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

A total of 1,424,272 Purchase Warrants were exercised related to the May 2023 financing as of September 30, 2024 at a purchase price of $2.673 per share.

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

The Company has reserved for future issuances the following shares of common stock as of September 30, 2024:

As of September 30, 2024
Common stock warrants	8,606,303
Stock options and restricted stock units	10,075,165
Employee stock purchase plan	723,906
Total	19,405,374

8. Common Stock Warrants

The following table represents a summary of the warrants outstanding and exercisable as of September 30, 2024, all of which are equity-classified:

	Number of Common Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Expiration Date	Number of Pre-funded Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Expiration Date
Outstanding at December 31, 2023	10,030,575	$2.673	4.90	$25,700	November 30, 2028	5,756,349	$0.001	3.92	$30,200	April 2027-May 2028
Exercised	(1,424,272)	$2.673		$5,052		(5,756,349)	$0.001		$37,770
Outstanding at September 30, 2024	8,606,303	$2.673	4.15	$—	November 30, 2028	—	$—	—	$—	—

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

A summary of the restricted stock unit activity under the Plans for the nine months ended September 30, 2024 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2023	105,048	$3.20
Granted	984,929	$5.49
Vested	(27,869)	$3.29
Forfeited	(194,636)	$4.28
Restricted stock units outstanding as of September 30, 2024	867,472	$5.56

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

A summary of the stock option activity under the Plans for the nine months ended September 30, 2024 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,709,980	$5.68	8.0	$6,334
Granted	2,605,002	4.89
Exercised	(1,002)	3.96
Cancelled	(1,926,891)	4.83
Outstanding at September 30, 2024	6,387,089	$5.61	7.9	$—

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, or a Monte Carlo simulation in the case of certain options granted to executive officers, with the following weighted-average assumptions for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	0.0%	4.3%	4.2%	3.7%
Expected dividend yield	—%	—%	—%	—%
Expected term (in years)	—	6.1	6.0	6.0
Expected volatility	0.0%	80.0%	80.5%	82.9%

The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended September 30, 2023 was $2.57. There were no options granted to employees, directors or non-employees during the three months ended September 30, 2024. The weighted-average fair value of options granted to employees, directors and non-employees during the nine months ended September 30, 2024 and 2023 was $2.80 and $2.08, respectively.

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$214	$294	$627	$865
General and administrative	1,277	1,147	4,150	3,540
Total	$1,491	$1,441	$4,777	$4,405

For the period ended September 30, 2024, approximately $15,000 of the stock-based compensation expense was recorded as a liability. For the period ended September 30, 2023, the Company did not record any stock-based compensation expense as a liability.

Unrecognized share-based compensation related to stock-based options amounted to $6.6 million at September 30, 2024 and is expected to be recognized over a weighted average period of approximately 2.86 years. Unrecognized share-based compensation related to restricted stock units amounted to $2.0 million at September 30, 2024 and is expected to be recognized over a weighted average period of approximately 2.4 years.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

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

As of March 31, 2024, the Company has determined that 183,333 shares of common stock subject to the 2024 Performance Option and 128,333 shares of common stock underlying the 2024 PSUs are probable to vest and as of September 30, 2024 has recognized approximately $214,000 of expense, which is included in stock-based compensation expense. As of September 30, 2024, there is $1.3 million of unrecognized stock compensation expense to be recognized in connection with all of the performance-based awards that are deemed to be probable as of September 30, 2024.

As of September 30, 2024, there were 1,957,604 shares available for grant under the 2020 Plan and 863,000 shares available for grant under the Inducement Award Plan.

During the nine month ended September 30, 2024, the Company issued 1,000 shares under the 2020 ESPP. As of September 40, 2024, there are a total of 723,906 shares available for issuance under the 2020 ESPP.

10. Collaboration Agreement

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of September 30, 2024, as all milestone amounts were fully constrained based on the probability of achievement.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

There were no changes in the transaction price from December 31, 2023 to September 30, 2024. The following table reflects the transaction price (in thousands):

As of September 30, 2024
Post-Milestone
Combined Performance Obligation	$11,862
Development Activities Performance Obligation	5,138
Total	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of September 30, 2024
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2022	$11,748	$3,604	$15,352
Revenue recognized	—	(1,558)	(1,558)
Deferred revenue at December 31, 2023	11,748	2,046	13,794
Revenue recognized	—	(1,325)	(1,325)
Deferred revenue at September 30, 2024	$11,748	$721	$12,469

Development and regulatory milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. Note that the allocated deferred revenue associated with the clinical supply agreement has been recorded as long term deferred revenue given the potential uncertainty of delivery within the next twelve months. As of September 30, 2024, the parties still have not completed their negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

Entities affiliated with Perceptive Advisors, LLC are shareholders of both the Company and LianBio. Additionally, two of the Company’s directors are Managing Directors at Perceptive Advisors, LLC and one of these directors is also the Executive Chairman of LianBio’s board of directors.

11. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. The Company recorded an income tax expense of $7,000 for the three months ended September 30, 2024 and $16,000 for the three months ended September 30, 2023 and $33,000 for the nine months ended September 30, 2024 and $42,000 for the nine months ended September 30, 2023, respectively.

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

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost:
Operating lease cost	$1,346	$483	$5,082	$1,371
Variable lease cost	608	399	1,866	893
Total lease cost	$1,954	$882	$6,948	$2,264

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of September 30, 2024
Weighted-average remaining lease term (in years)	7.7
Weighted-average discount rate	6.20%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of September 30, 2024 were as follows (in thousands):

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Period ended December 31,
From October 1, 2024 to December 31, 2024	$1,546
2025	6,121
2026	6,494
2027	5,131
2028	4,507
Thereafter	20,652
Total maturities	$44,451
Less: Imputed interest	(9,127)
Present value of operating lease liability	$35,324
Less: current portion of operating lease liability	(4,003)
Total operating lease liability, net of current portion	$31,321

The Company evaluated the above leases for impairment indicators and determined that the right-of-use assets were impaired. Additional details are included within Note 6 above.

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

LYR-210

LYR-210 is designed to treat CRS patients who have failed previous medical management. LYR-210 has a smaller dimension and is intended for patients with and without nasal polyps. In May 2024, we announced topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210 for the treatment of CRS. ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks.

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

LYR-210 was generally well tolerated, with no product-related serious adverse events. The most commonly reported adverse events in the study population were epistaxis, nasal odor, upper respiratory tract infection and sinusitis. The 52-week extension phase of the ENLIGHTEN 1 trial is complete and data is expected in Q4 2024. Safety data for LYR-210 in the extension phase was generally consistent with the 24-week primary treatment phase, including for those patients that received a repeat dosing, resulting in a 12-month treatment period. LYR-210 was generally well tolerated, with no product-related serious adverse events. The most commonly reported adverse events in the study population were chronic sinusitis, nasal odor, epistaxis, sinusitis, and nasopharyngitis. ENLIGHTEN 2, the second pivotal Phase 3 trial of LYR-210 in CRS, is ongoing, and enrollment completed in October 2024. Topline results from the ENLIGHTEN 2 trial are expected in the second quarter of 2025.

LYR-220

Our second pipeline product candidate, LYR-220, is designed for use in CRS patients who have failed previous medical management and who continue to require treatment to manage CRS symptoms despite having had ethmoid sinus surgery. LYR-220 employs a larger implant designed for patients whose nasal cavity is larger including those patients whose nasal cavity is larger after having undergone ethmoid sinus surgery. We conducted a Phase 2 clinical trial of LYR-220, called BEACON. The BEACON trial was a controlled parallel-group study to evaluate safety, tolerability, pharmacokinetics, and efficacy comparing two designs of the LYR-220 (7500µg MF) matrix to control, over a 24-week period, in approximately 70 symptomatic adult CRS subjects who have had a prior bilateral sinus surgery. In September 2023, we reported positive topline results from BEACON, demonstrating statistically significant and clinically relevant improvements in the 3CS and SNOT-22 scores at 24 weeks. In connection with the cost-cutting efforts announced in May 2024, the Company halted development efforts for LYR-220.

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

From inception through September 30, 2024, we have raised an aggregate of $424.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 financing, $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Controlled Equity Offering Agreement (the “Original Sales Agreement”) dated September 1, 2023, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants. Further, we currently have an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate.

We have incurred recurring net operating losses every year since inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses inception to date were $393.8 million at September 30, 2024. As of September 30, 2024, we had approximately $23.8 million of cash and cash equivalents and $27.8 million of short-term investments. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

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

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate. In the future, in the event we obtain financing and decide to restart our manufacturing activities, we may engage third party contract manufacturers to manufacture our products. We do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. As a result, we need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations and licensing arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidate or any additional product candidates, if developed.

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

Based on our current operating plan, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. As of September 30, 2024, we had cash and cash equivalents totaling $23.8 million and short-term investments totaling $27.8 million. Management believes that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research, development and manufacturing of our product candidates.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. As of September 30, 2024, we have recognized $4.5 million of collaboration revenue from our LianBio License Agreement.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Dollar
	2024	2023	Change
Collaboration revenue	$195	$544	$(349)

Operating expenses:
Research and development	5,902	12,368	(6,466)
General and administrative	3,931	5,003	(1,072)
Impairment of property and equipment	—	—	—
Impairment of right-of-use assets	—	—	—
Restructuring and other related charges	2,804	—	2,804
Total operating expenses	12,637	17,371	(4,734)
Loss from operations	(12,442)	(16,827)	4,385
Other income:
Interest income	576	1,192	(616)
Total other income	576	1,192	(616)
Loss before income tax expense	(11,866)	(15,635)	3,769
Income tax expense	(7)	(16)	9
Net loss	$(11,873)	$(15,651)	$3,778

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2024 and 2023 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. The decrease period over period was primarily related to the completion of the primary study phase of the ENLIGHTEN 1 trial which was utilized for purposes of revenue recognition.

Research and Development Expenses

Research and development expenses decreased by $6.5 million from $12.4 million to $5.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in research and development expenses for the three months ended September 30, 2024 was primarily attributable to a decrease in clinical related costs of $3.8 million as we completed both the BEACON trial for LYR-220 and the primary phase for the ENLIGHTEN 1 trial for LYR-210, and a decrease of $2.5 million in employee related costs primarily driven by the reduction in force that occurred in May 2024, a decrease in professional and consulting costs of $0.4 million and a decrease in product development and manufacturing costs of $0.4 million. This decrease in costs was partially offset by increases in allocated costs and depreciation of $0.6 million.

General and Administrative Expenses

General and administrative expenses decreased by $1.1 million from $5.0 million to $3.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

The decrease in general and administrative expenses for the three months ended September 30, 2024 was primarily driven by a decrease in professional and consulting fees of $1.0 million as we scaled back activities subsequent to announcing in May 2024 that the ENLIGHTEN 1 trial did not meet its primary endpoint, in addition to a decrease in employee related costs of $0.5 million primarily due to the reduction in force that occurred in May 2024. These were partially offset by an increase in allocation and support costs of $0.4 million primarily due to the increased rent and facilities expenses for the Company’s three leased facilities for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Interest Income

Interest income decreased by $0.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest income for both periods was primarily attributable to interest earned on the Company’s short-term investments and the decrease was largely due to the decrease in balance of short-term investments for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Income Tax Expense

During the three months ended September 30, 2024 we recorded an income tax expense of $7,000 compared to $16,000 for the three month period ended September 30, 2023. This decrease in income tax expense was related to our Massachusetts Securities Corporation.

Restructuring and Other Related Charges

The Company incurred a restructuring charge in the amount of $2.8 million primarily related to severance and retention costs for the three months ended September 30, 2024 compared to no such charges for the same period in 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Dollar
	2024	2023	Change
Collaboration revenue	$1,325	$1,412	$(87)

Operating expenses:
Research and development	37,404	35,763	1,641
General and administrative	14,888	14,700	188
Impairment of property and equipment	1,883	1,592	291
Impairment of right-of-use assets	22,836	—	22,836
Restructuring and other related charges	9,254	—	9,254
Total operating expenses	86,265	52,055	34,210
Loss from operations	(84,940)	(50,643)	(34,297)
Other income:
Interest income	2,517	3,161	(644)
Total other income	2,517	3,161	(644)
Loss before income tax expense	(82,423)	(47,482)	(34,941)
Income tax expense	(33)	(42)	9
Net loss	$(82,456)	$(47,524)	$(34,932)

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2024 and 2023 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. Collaboration revenue for the nine months ended September 30, 2024 and 2023 remained relatively consistent period over period.

Research and Development Expenses

Research and development expenses increased by $1.6 million from $35.8 million to $37.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in research and development expenses for the nine months ended September 30, 2024 was primarily attributable to an increase of $4.4 million in allocated and support costs for shared activities within the organization driven by headcount allocation and rent increases, which occurred prior to the reduction in force, as well as an increase of $1.2 million in professional and consulting fees. This increase was offset by a decrease of $3.0 million in clinical related costs as we completed both the BEACON trial for LYR-220 and the primary study phase for the ENLIGHTEN 1 trial for LYR-210 as well as a decrease of $1.1 million in employee related costs.

General and Administrative Expenses

General and administrative expenses remained relatively consistent at $14.9 million for the nine months ended September 30, 2024 compared to $14.7 million for the nine months ended September 30, 2023.

Interest Income

Interest income decreased by $0.6 million to $2.5 million for the nine months ended September 30, 2024 compared to $3.1 million for the nine months ended September 30, 2023. This decrease in interest income was primarily attributable to the decreased interest earned on the Company’s short-term investments due to the decrease in balance of short-term investments for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Income Tax Expense

During the nine months ended September 30, 2024 the Company incurred income tax expense of $33,000 compared to $42,000 for the nine months ended September 30, 2023 related to our Massachusetts Securities Corporation.

Impairment & Restructuring and Other Related Charges

The Company incurred impairment costs related to property and equipment of $1.9 million for the nine months ended September 30, 2024 compared to $1.6 million for the same period in 2023.

The Company incurred impairment costs related to our right-of-use asset of $22.8 million for the nine months ended September 30, 2024 compared to no such charges for the same period in 2023.

The Company incurred a restructuring charge in the amount of $9.3 million primarily related to severance and retention costs for the nine months ended September 30, 2024 compared to no such charges for the same period in 2023.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2024, we have raised an aggregate of $424.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 financing, $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Original Sales Agreement dated September 1, 2023, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants. As of September 30, 2024, we have not sold any securities under the Form S-3. On March 22, 2024, we entered into an Amended and Restated Controlled Equity Offering Agreement with Cantor pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock for aggregate gross proceeds of up to $75.0 million.

The following table provides information regarding our total cash and cash equivalents and short-term investments at September 30, 2024 and December 31, 2023 (in thousands):

	As of	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$23,800	$22,353
Short term investments	27,826	80,400
Total	$51,626	$102,753

We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(58,659)	$(44,246)
Net cash provided by (used in) investing activities	52,174	(10,225)
Net cash provided by financing activities	8,532	46,771
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,047	$(7,700)

Net Cash Provided By (Used In) Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $58.7 million for the nine months ended September 30, 2024, primarily resulting from our net loss of $82.5 million, and cash provided by changes in our operating assets and liabilities of $4.1 million, partially offset by non-cash adjustments of $27.9 million. Our net loss was primarily attributed to research and development activities, our general and administrative expenses as well as restructuring charges and impairments taken on our long-lived assets. Our net non-cash charges during the nine months ended September 30, 2024 primarily consisted of a $22.8 million impairment loss on our right-of-use assets, $4.8 million of share-based compensation expense, $0.3 million of depreciation expense and $1.9 million of impairment of long-lived assets, which were partially offset by $2.0 million of net amortization of discounts on short-term investments.

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

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $52.2 million for the nine months ended September 30, 2024 compared to $10.2 million of cash used for investing activities for the nine months ended September 30, 2023. The increase in cash provided by investing activities of $62.4 million was primarily due to the net proceeds from the maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8.5 million for the nine months ended September 30, 2024 compared to $46.8 million for the nine months ended September 30, 2023 due to less cash raised from equity financings in 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $11.9 million and $15.6 million for the three months ended September 30, 2024 and 2023 respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

In May 2024, our Board approved a reduction in force by up to 87 employees, effective on or about May 21, 2024 with respect to approximately 80 employees and effective on or about June 20, 2024 with respect to approximately seven employees (the “May 2024 RIF”). The Board’s decision was based on the need to implement cost-reduction initiatives intended to reduce the Company’s ongoing operating expenses and maximize shareholder value. The Company incurred charges of approximately $9.5 million in connection with this workforce reduction, primarily consisting of severance payments, employee benefits and related costs. Certain of these expenses have been paid to former employees as of the date of these condensed consolidated financial statements and relate to the May 2024 reduction in force. The remaining expenses are included within accrued restructuring with anticipated payout at a later date, primarily pertaining to current employees.

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

We continue to operate with limited resources. We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. Based on our current operating plans, and without additional funding, there is substantial doubt about our ability to continue as a going concern. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for a discussion of our expected cash runway. This cash runway estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time as the Company can generate significant revenue from product sales, if ever, it plans to finance its operations through a combination of equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements, but there can be no assurances that such financing will be available to us on satisfactory terms, or at all.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize any of our product candidates. If we are unable to obtain funding, we would be forced to delay, reduce or eliminate our research and development programs, which would adversely affect our business prospects. In addition, if we are unable to raise capital, we will also need to implement additional cost reduction measures, and any failure to effectively do so will harm our business, results of operations and future prospects. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, investors could lose all or part of their investment in our Company.

We need significant additional funding in order to complete development of, manufacture, and obtain regulatory approval for our product candidates and commercialize our products, if approved. Moreover, the failure of our ENLIGHTEN 1 Phase 3 trial to meet its primary endpoint has made it more difficult for us to raise capital. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, and/or discontinue operations.

We continue to need additional capital, which we may raise through equity offerings, debt financings, marketing, and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements or other sources. The failure to meet the primary endpoint of our ENLIGHTEN 1 Phase 3 clinical trial has made it significantly more difficult for us to raise more capital. Additional sources of financing might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned clinical trials or obtain approval of any of our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development or reduce our operations.

We will require substantial funds to further develop, manufacture, obtain approval for, and commercialize our product candidates, including LYR-210, for which we initiated two pivotal Phase 3 clinical trials. In May 2024 we suspended further development of LYR-220. We would also require substantial additional funds to further develop, obtain approval for, and commercialize, LYR-220.

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

We are a biotechnology company focused on the development and commercialization of novel integrated drug and drug delivery solutions for the localized treatment of patients with CRS. Our product candidates are in clinical development, and favorable results in early-stage clinical trials may not be predictive of success in later clinical trials and may not lead to commercially viable products for any of several reasons. For example, we failed to meet the primary endpoint in our ENLIGHTEN 1 Phase 3 trials for LYR-210 which has a material adverse effect on our development plans for LYR-210. In May 2024 we also suspended further development of LYR-220. LYR-210, as well as LYR-220 if in the future we decide to advance it, will require significant additional development, clinical trials, regulatory authorizations, and additional investment by us before it can be commercialized.

Our business is highly dependent on the success of our most advanced product candidate, LYR-210, which requires on-going clinical testing before we can seek regulatory approval and potentially launch our product. If LYR-210 does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for, and successfully commercialize our most advanced product candidate, LYR-210. We currently have no products that are approved for commercial sale and have not completed the development of any product candidates, and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures will be devoted to LYR-210, which will each require continued clinical development and potential additional pre-clinical development, management of clinical and medical affairs and manufacturing activities, regulatory approval in multiple jurisdictions, the securing of manufacturing supply, the building of a manufacturing and commercial organization, substantial investment, and significant marketing efforts before we can generate any revenues from any commercial sales. We cannot be certain that LYR-210 will be successful in ongoing or future clinical trials, receive regulatory approval, or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market LYR-210 from the FDA or other regulatory bodies, we cannot be certain that our product candidates will be successfully commercialized, profitable, widely accepted in the marketplace, or more effective than other commercially available alternatives. Nor can we be certain that, if and when approved, the safety and efficacy profile of LYR-210 and will be consistent with the profiles observed in clinical trials.

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

On December 7, 2020, we reported top-line results from our Phase 2 LANTERN clinical trial, including that LYR-210 failed to meet the primary endpoint of the trial. We believe this was primarily due to the discontinuation of enrollment related to the COVID-19 pandemic. As a result of the decrease in the number of patients enrolled from planned (99 evaluable) to actually enrolled (67) patients in our Phase 2 LANTERN clinical trial, a greater magnitude of change in composite score of the seven-day average of four cardinal symptoms from baseline at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 was required in order for the trial to achieve statistical significance for the primary endpoint. On May 6, 2024, we reported top-line results from our Phase 3 ENLIGHTEN 1 clinical trial, including that LYR-210 failed to meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks. The 52-week extension phase of the ENLIGHTEN 1 trial is complete and full data are expected in Q4 2024. ENLIGHTEN 2, the second pivotal Phase 3 trial of LYR-210 in CRS, is ongoing and topline data is expected in the second quarter of 2025. There can be no assurance that we will achieve the primary endpoint or any other endpoints in the ENLIGHTEN 2 Phase 3 clinical trial for LYR-210.

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

Under the LianBio License Agreement, as amended, both parties agreed to negotiate prior to December 31, 2022 a clinical supply agreement to support clinical trials to be conducted by LianBio in the territory, i.e., PRC, Hong Kong, Macau, Taiwan, Singapore, South Korea, and Thailand. Subsequently, there was a side letter executed on December 27, 2022 which extended the negotiations of a supply agreement. Payments made by LianBio to the Company that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet. The Company anticipated that the payments treated as a contract liability would be recognized as revenue as the clinical supply of LYR-210 was delivered and over the remaining time it takes to conduct the applicable trials. As of September 30, 2024, the parties still have not completed their negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

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

We initiated the pivotal Phase 3 clinical trials for our most advanced product candidate, LYR-210. In May 2024 we suspended further clinical development on our other product candidate, LYR-220, in view of our failure to meet our primary endpoint in the ENLIGHTEN 1 Phase 3 clinical trial for LYR-210 and the need to preserve capital. It is impossible to predict if LYR-210 will prove effective and safe in humans or if we will receive regulatory approval, and the risk of failure through the development process is high. Given the similarities in the design of the ENLIGHTEN 1 and ENLIGHTEN 2 Phase 3 clinical trials, the risk that we fail to meet the primary endpoint in the ENLIGHTEN 2 Phase 3 clinical trial has increased since we failed to meet our primary endpoint in the ENLIGHTEN 1 Phase 3 clinical trial. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we may need to complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

We previously transitioned most of our clinical manufacturing from a contract manufacturing organization, or CMO, to an in-house manufacturing facility at our Watertown headquarters to produce LYR-210 and LYR-220. We never previously completed a technical transfer process to an in-house facility, built, owned or operated a commercial manufacturing facility, and there is no guarantee that we will be successful doing so. Since the May 2024 RIF, we are no longer engaged in the manufacture of our product candidates and we no longer intend to build out a commercial manufacturing capability. We believe we have sufficient supply of LYR-210 to complete our ENLIGHTEN 1 and ENLIGHTEN 2 Phase 3 clinical trial. We are also engaged in an effort to sublease or assign our three leaseholds which include manufacturing space. Throughout Item 1A, we refer to manufacturers, CMOs and suppliers interchangeably.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

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

Our success depends on the medical community’s acceptance of LYR-210, if approved, as a treatment for CRS patients. LYR-210 was previously studied in an open-label, Phase 1 clinical trial with 20 patients in New Zealand and Australia, which achieved its primary endpoint of safety at week 4. In the Phase 1 trial, we also observed that patients generally experienced significant and rapid, clinically meaningful and durable improvement in SNOT-22 scores. Significant reduction in SNOT-22 scores was observed at week 1, and this reduction persisted through week 25, which was the end of the trial. In our Phase 2 LANTERN clinical trial, we reported positive top-line results but failed to achieve the primary endpoint. Although not statistically significant at week 4 (the primary endpoint), at the 7,500 µg dose, LYR-210 achieved statistically significant improvement in 4CSS in favor of the treatment arm as measured by the change from baseline at weeks 16, 20, and 24. Furthermore, at the 7,500 µg dose, LYR-210 achieved statistically significant improvement in SNOT-22 score in favor of the treatment arm at weeks 8, 16, 20, and 24. Even if the results of these clinical trials suggest a favorable safety and efficacy profile, the study designs and results, and the designs and results of future clinical trials we conduct, may not be viewed as compelling to our physician customers or patients. If physicians do not find our data compelling, even if LYR-210 receives marketing approval they may choose not to use our products or limit their use. Our Phase 3 ENLIGHTEN 1 clinical trial failed to meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks. The 52-week extension phase of the ENLIGHTEN 1 trial is complete and full data are expected in Q4 2024. ENLIGHTEN 2, the second pivotal Phase 3 trial of LYR-210 in CRS, is ongoing and topline data is expected in the second quarter of 2025. There can be no assurance that we will achieve the primary endpoint or any other endpoints in the ENLIGHTEN 2 Phase 3 clinical trial for LYR-210. We also cannot assure you that any data that may be collected will be compelling to the medical community because the data may not be clinically meaningful and may not demonstrate that LYR-210 is an attractive procedure when compared against data from alternative treatments.

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

If, in the future we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of LYR-210, we may be forced to delay the potential commercialization of LYR-210 or reduce the scope of our sales or marketing activities for LYR-210. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to LYR-210 or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

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

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. The extent to which geopolitical events such as the current conflict between Russia and Ukraine or in the Middle East, or other events such as the evolving COVID-19 pandemic impact our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the event, and the actions undertaken to contain its negative effects and may cause delays. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

If any of our relationships with these third-parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding CROs, investigators, and other third parties involve additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Our relationships with these third parties may also be adversely affected by geopolitical events such as the current conflict between Russia and Ukraine and in the Middle East, or other events such as the evolving COVID-19 pandemic. For instance, COVID-19 and government measures taken in response have had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators, and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

In connection with the May 2024 RIF, we incurred charges of approximately $4.1 million in connection with the reduction in force, primarily consisting of severance payments, employee benefits and related costs. We incurred an additional $5.2 million in charges for the restructuring subsequent to the May 2024 RIF. This amount primarily relates to ongoing retention efforts for current employees and have been reflected within the financial statements as of September 30, 2024.

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

In addition, the trading prices for common stock of other biotechnology companies may become highly volatile as a result of geopolitical events such as the current conflicts between Russia and Ukraine and in the Middle East. The extent to which such events may impact our business, pre-clinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

During the three months ended September 30, 2024, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

LYRA THERAPEUTICS, INC.

Date: November 12, 2024	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)