Form 10-K
period 2024-12-31
Lyra Therapeutics, Inc.
filed 2025-03-13
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of outstanding shares of common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $13,803,194. For purposes of this disclosure, shares of common stock held by officers and directors of the registrant and by persons who hold more than 10% of the registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of February 28, 2025 was 65,880,561.

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
•
our evaluation of strategic transactions, if any, to maximize shareholder value;
•
our estimates and statements regarding our future revenue, future results of operations, and financial position;
•
the sufficiency of our cash and cash equivalents to fund our operations;
•
plans to develop, manufacture, and commercialize LYR-210;
•
the timing of our ongoing or planned clinical trials for LYR-210, and any future product candidates, as well as the timing for any results;
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
•
the impact of laws and regulations;
•
risks associated with the COVID-19 pandemic and related macroeconomic factors, which may adversely impact our business and clinical trials;
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
•
our common stock may be delisted from The Nasdaq Capital Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock;
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
•
the impact of international terrorism, political unrest and wars on our business; and
•
the impact of other events may adversely impact our business and operations, including our clinical trials.

PART I

Unless the context requires otherwise, we use the terms “Lyra,” “the Company,” “we,” “us,” “our” and similar designations in this Annual Report on Form 10-K to refer to Lyra Therapeutics, Inc. and its wholly-owned subsidiary.

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on the development and commercialization of innovative, anti-inflammatory therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. Our primary product candidate, LYR-210, is a bioabsorbable nasal insert designed to be administered in a simple, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS with a single administration. The drug embedded within LYR-210 is mometasone furoate, or MF, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States.

In May 2024, we announced topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210 for the treatment of CRS. ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks. Following this announcement, we reported a reduction in force of approximately 75% of our workforce, impacting 87 employees, in addition to other cost-saving measures in order to preserve capital, including the stoppage of manufacturing and commercialization efforts for LYR-210 and pausing development efforts for LYR-220. LYR-220, our second product candidate, is substantially similar to LYR-210 and also directed at patients living with CRS, but employs a larger implant designed for patients whose nasal cavity is larger including those patients who have undergone extensive ethmoid sinus surgery.

The Company’s Phase 3 ENLIGHTEN 2 clinical trial evaluating LYR-210 for the treatment of CRS is expected to read out in the second quarter of 2025 at which time the Company plans to evaluate how the data affects the potential development path for LYR-210 for patients with and without nasal polyps and to further assess the Company’s strategic options.

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
•
Ethmoid sinus opacification (evaluated by computed tomography (CT) scans) did not achieve statistically significant improvement after treatment with LYR-210 compared to sham control.

The data showed that LYR-210 was generally well tolerated, with no product-related serious adverse events ("AEs"). The most commonly reported AEs in the study population were epistaxis, nasal odor, upper respiratory tract infection and sinusitis. Further post-hoc analyses of the ENLIGHTEN 1 data showed that LYR-210 had a positive effect compared to sham control in 3CS, nasal congestion, and nasal polyp scores at 24 weeks in the subgroup of 35 CRS patients with nasal polyps.

•
Treatment with LYR-210 resulted in least squares (LS) LS mean (SE) improvement in the 3CS score of 3.69 (0.470) points, compared to 0.75 (0.685) points in sham control for a difference of 2.94 points (p-value 0.0017).
•
For patients with nasal congestion score equal to or greater than 2 (that is moderate to severe symptom) at baseline in the CRS patient subgroup with nasal polyps, treatment with LYR-210 resulted in aLS mean (SE) improvement in the 3CS score of 3.69 (0.470) points, compared to 0.75 (0.685) points in sham control for a difference of 2.94 points (p-value 0.0017).
•
Treatment with LYR-210 resulted in aLS mean (SE) improvement in the nasal congestion score of 1.20 (0.159) points, compared to 0.42 (0.243) points in sham control for a difference of 0.73 points (p-value 0.0216) in the CRS patient subgroup with nasal polyps and nasal congestion score equal to or greater than 2 at baseline.
•
Treatment with LYR-210 resulted in aLS mean (SE) improvement in the nasal polyp score of 0.62 (0.161) points, compared to 0.01 (0.237) points in sham control for a difference of 0.61 points (p-value 0.0471) in the CRS patient subgroup with nasal polyps.

The 52-week extension stage of the ENLIGHTEN 1 trial was completed in the fourth quarter of 2024. Safety data for LYR-210 in the extension stage was generally consistent with the 24-week primary treatment stage, including for those patients that received a repeat dosing resulting in a 12-month treatment period. In the extension stage, LYR-210 was generally well tolerated, with no product-related serious AEs. The most commonly reported extension stage AEs in the study population were chronic sinusitis, nasal odor, epistaxis, sinusitis, and nasopharyngitis. ENLIGHTEN 2, the second pivotal Phase 3 trial of LYR-210 in CRS, is ongoing, and enrollment completed in October 2024. Topline results from the ENLIGHTEN 2 trial are expected in the second quarter of 2025.

LYR-220

In connection with the cost-saving efforts announced in May 2024, we paused development efforts for LYR-220, our second pipeline product candidate. LYR-220 is designed for use in CRS patients who have failed previous medical management and who continue to require treatment to manage CRS symptoms despite having had ethmoid sinus surgery. LYR-220 employs a larger implant designed for patients whose nasal cavity is larger including those patients who have undergone extensive ethmoid sinus surgery. We conducted a Phase 2 clinical trial of LYR-220, called BEACON. The BEACON trial was a controlled parallel-group study to evaluate safety, tolerability, pharmacokinetics ("PK"), and efficacy comparing two designs of the LYR-220 (7500µg MF) matrix to control, over a 24-week period, in approximately 50 symptomatic adult CRS subjects who have had a prior bilateral sinus surgery. In September 2023, we reported positive topline results from BEACON, demonstrating statistically significant and clinically relevant improvements in the 3CS and SNOT-22 scores at 24 weeks.

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
•
an engineered elastomeric matrix composed of polymers having elastic characteristics, which has advanced physical properties resulting in implants with “shape memory” that dynamically adapt to nasal anatomy; and
•
a versatile polymer-drug complex, which is designed to deliver six months of continuous local drug therapy with a single treatment.

Our Strategy

Our mission is to transform the ear, nose and throat ("ENT") treatment paradigm by utilizing our proprietary technology to develop safe and effective therapies for the treatment of CRS. We intend to achieve this through the following strategies:

•
Complete the Phase 3 ENLIGHTEN 2 clinical study. Depending on the results of ENLIGHTEN 2, we believe LYR-210 could be further developed to treat patients living with CRS with or without nasal polyps. After we receive the topline results for ENLIGHTEN 2 in the second quarter of 2025, we will decide whether and how to proceed with further development of LYR-210 in patients with or without nasal polyps.
•
Complete the development and secure FDA approval of LYR-210 for the treatment of CRS. We believe LYR-210, if approved, could be well positioned in the CRS treatment paradigm. LYR-210, which is being studied in the ongoing Phase 3 ENLIGHTEN clinical program, utilizes MF, the active ingredient in various FDA-approved drugs. Subject to the data read-out for ENLIGHTEN 2 and potentially an additional Phase 3 trial, we intend to seek marketing approval for LYR-210 through a 505(b)(2) New Drug Application ("NDA") submitted to the FDA.
•
Evaluate Strategic Options. The Company continues to evaluate potential strategic options to maximize shareholder value. There can be no assurance that the evaluation of strategic options will result in any transaction, or that any transaction, if pursued, will be completed on attractive terms, if at all. The Company has not set a timetable for the completion of this strategic review.

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

CRS is grouped into two phenotypes for regulatory purposes: CRS without nasal polyps and CRS with nasal polyps. The non-polyp form of CRS represents approximately 70% of CRS patients.

Current Treatments and Their Limitations

The goals of therapy for CRS are to reduce mucosal swelling resulting from underlying inflammation, promote sinus drainage, and eradicate infections that may be present. The treatment of CRS is progressive in nature and typically begins with medical management, primarily with topical intranasal steroids, oral steroids and monoclonal antibodies. Topical intranasal steroids typically do not reach the epicenter of the disease deep in the sinuses, have fast clearance and poor compliance. The systemic complications of oral steroids limit their use. Physicians are reluctant to use monoclonal antibodies in all but their most severe polyp patients given their systemic exposure and relatively high cost. If this treatment is unsuccessful, an ENT physician may perform sinus surgery. Sinus surgery is costly, does not address the underlying inflammation, and is invasive with significant post-operative pain.

Our Solution for CRS

LYR-210 is an implantable drug matrix that is designed to consistently and locally elute MF to the inflamed mucosal tissue for six months in CRS patients who fail medical management. MF, the active ingredient in various FDA-approved drugs, has a well-established efficacy and safety profile, which we believe will support the development process for LYR-210. LYR-210 is designed to enable continuous drug delivery at difficult-to-access nasal inflammation sites without the need for patient compliance, while avoiding the systemic side effects associated with oral steroids. LYR-210 is designed to be administered in a simple, in-office procedure by an ENT physician under endoscopic visualization via a single-use applicator. Prior to May 2024, we were developing our second pipeline product candidate, LYR-220, for use in CRS patients who have failed previous medical management and continue to require treatment to manage CRS symptoms despite having had ethmoid sinus surgery. LYR-220 is also designed to utilize MF, and employs a larger matrix designed for patients whose nasal cavity is larger, including those patients who have undergone ethmoid sinus surgery. In connection with the cost-saving efforts announced in May 2024, we paused development efforts for LYR-220.

We believe that the key potential benefits of LYR-210 include:

•
Clinical Activity: We believe LYR-210 has the potential to significantly improve symptoms by maintaining a steady, high dose of MF at the site of inflammation for six months with a single administration.
•
Patient Compliance: Because drug delivery for LYR-210 is designed to be sustained for six months with a single administration, the efficacy of LYR-210 is not dependent on patient compliance within the treatment period, unlike other CRS treatment options that require repeated daily administrations, such as topical intranasal steroids and oral steroids.
•
Patient Experience: LYR-210 is designed to be administered via a simple, in-office procedure every six months, which is intended to enhance convenience for patients, unlike the repeated daily medical management and/or time-consuming and painful surgery required by certain other CRS treatment options. Moreover, we believe patients may also benefit from the bioabsorbable, flexible structure of LYR-210 that is designed to maximize comfort over the therapy period.
•
Physician Experience: LYR-210 is designed to enable physicians to perform the placement of LYR-210 in-office in conjunction with an endoscopy procedure, thereby making the placement aligned with the existing care continuum for CRS patients and eliminating the need for physicians to schedule separate surgical time. Moreover, the elastomeric matrix encapsulates the underlying mesh fibers to facilitate removal.
•
Localized Delivery: LYR-210 is designed to benefit from our technology, which is intended to provide localized delivery to avoid systemic side effects that are common with certain other CRS treatment options, such as oral steroids and biologics.
•
Patient Applicability: LYR-210 is designed to benefit CRS patients who have failed medical management, including pre- and post-surgical patients. Lyra intends to address the needs of up to 4 million CRS patients in the United States who fail current medical management.
•
Pharmacoeconomic Impact: LYR-210 is designed as preferred treatment options for CRS, and as such has the potential to provide significant savings to the healthcare industry by reducing the number and frequency of expensive surgical and treatment options.

We believe LYR-210, if approved, would be the only product able to deliver six months of continuous anti-inflammatory treatment in a single administration to treat the broad spectrum of CRS patients who fail medical management, including pre- and post-surgical patients.

Our Clinical Pipeline

The current status of our clinical product candidates is summarized below.

Figure 1. Summary of Clinical Studies

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

• Bilateral 2,500 µg dose

• 20 patients

• 5 study sites

• Study objective: Evaluate the safety and feasibility over 24 weeks of continuous anti-inflammatory treatment with a single administration of LYR-210

• Primary endpoint: Product-related serious AEs from baseline to 4 weeks post-procedure

• Additional data collected: Morning serum cortisol, change in intraocular pressure, plasma PK, quality of life by SNOT-22 (secondary endpoint), endoscopy and MRI

• Primary safety endpoint achieved / 2,500 µg was well tolerated during entire duration of treatment

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

• Randomized, blinded, sham-controlled, dose-ranging, parallel-group clinical trial

• 24-week treatment period, plus 24 week safety follow up post-removal

• Bilateral 2,500 µg or 7,500 µg dose

• 99 evaluable patients with the option to increase to up to 150 patients. Enrollment discontinued at 67 patients due to the COVID-19 pandemic ("COVID-19")

• Up to 50 study sites globally

• Primary endpoint: Change from baseline in composite score of 7-day average of 4 cardinal symptoms (4CSS) at week 4

• Secondary objectives: Symptom improvement at week 24, sinus imaging to assess reduction in inflammation, SNOT-22, time to treatment failure, reduction in inflammation, frequency of exacerbations, PK pharmacodynamics

• At the 7,500 µg dose, LYR-210 achieved statistically significant improvement in 4CSS in favor of the treatment arm as measured by the change from baseline at week 16 (-1.47) (p=0.021), week 20 (-1.61) (p=0.012) and week 24 (-1.64) (p=0.016).

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

Trial	Status	Trial Design	Trial Objectives	Trial Results
primarily to the discontinuation of enrollment related to COVID-19.

PK Characterization Study	Completed	• 24 patients in the United States with bilateral 2,500 µg or 7,500 µg dose	• PK timepoints through 56 days, safety, SNOT-22

• LYR-210 delivered a constant daily dose of MF over 56 days without a drug burst

• Steady state plasma concentrations were 41.2 pg/mL and 12.2 pg/mL in the 7,500 µg and 2,500 µg dose groups respectively

• Clinically relevant improvement from baseline in SNOT-22 observed within 2 weeks

• LYR-210 safe and well tolerated with no serious AEs

Phase 3 (ENLIGHTEN 1)	Initiated February 2022

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

• Up to 60 sites worldwide

• Primary endpoint: Change from baseline in composite score of 7-day average of 3 cardinal symptoms at week 24

• Secondary objectives: Change from baseline in individual cardinal symptoms at week 24, CFBL in CT sinus opacification score at week 24, CFBL in SNOT-22 at week 24, rescue treatment use through week 24

•LYR-210 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks.

• In the primary efficacy analysis, treatment with LYR-210 resulted in a mean (standard deviation; SD) improvement in the 3CS score of 2.13 (2.17) points, compared to 2.06 (2.14) points in sham control.

There were no meaningful differences between groups in the key secondary endpoints.

• LYR-210 was generally well tolerated with no product-related serious AEs reported in both the 24-week treatment period as well as the extension period.

Phase 3 (ENLIGHTEN 2)	Initiated September 2022

• Randomized, blinded, sham-controlled, parallel-group clinical trial

• 24-week treatment period

• Approximately 180 adult CRS patients who have failed prior medical management 2:1 randomization (bilateral LYR-210 (7,500 µg)): sham procedure

• Up to 60 sites worldwide

• Primary endpoint: Change from baseline in composite score of 7-day average of 3 cardinal symptoms at week 24

• Secondary objectives: Change from baseline in individual cardinal symptoms at week 24, CFBL in CT sinus opacification score at week 24, CFBL in SNOT-22 at week 24, rescue treatment use through week 24

• Enrollment was completed in October 2024. Trial is ongoing.

Phase 3

The LYR-210 Phase 3 program consists of two pivotal trials – ENLIGHTEN 1 and ENLIGHTEN 2. ENLIGHTEN 1 was a 52-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 180 surgically naïve CRS who have failed prior medical management. The trial consisted of three stages – a 2- to 4-week screening and run-in stage, a 24-week treatment stage followed by a 28-week safety extension stage. In the treatment stage, patients were randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure. At the end of the treatment stage, patients in the control group received crossover LYR-210 treatment while patients in the LYR-210 group were re-randomized 1:1 to either receive a crossover sham-procedure or a repeat treatment with LYR-210 (7,500 µg). The ENLIGHTEN 1 trial was initiated in February 2022, and enrollment was completed in September 2023. In May 2024, we announced topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210 for the treatment of CRS. ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks.

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

At 24 weeks, in the subset of 35 patients with nasal polyps, treatment with LYR-210 resulted in a mean (SD) improvement in the 3CS score of -3.26 (2.54) points, compared to -1.05 (1.56) points in the sham control.

LYR-210 was generally well tolerated, with no product-related serious AEs reported. The most commonly reported AEs in the study population were epistaxis, nasal odor, upper respiratory tract infection and sinusitis. Further post-hoc analyses of the ENLIGHTEN 1 data showed that LYR-210 had a positive effect compared to sham control in 3CS, nasal congestion, and nasal polyp scores at 24 weeks in the subgroup of 35 CRS patients with nasal polyps.

•
Treatment with LYR-210 resulted in least squares (LS) mean (standard error; SE) improvement in the 3CS score of 3.21 (0.436) points, compared to 0.96 (0.619) points in sham control for a difference of 2.25 points (p-value 0.0058) in the CRS patient subgroup with nasal polyps. This improvement was demonstrated despite the inclusion of only grade 1 nasal polyps in the study and without a threshold for nasal congestion score.
•
For patients with nasal congestion score equal to or greater than 2 (that is moderate to severe symptom) at baseline in the CRS patient subgroup with nasal polyps, treatment with LYR-210 resulted in LS mean (SE) improvement in the 3CS score of 3.69 (0.470) points, compared to 0.75 (0.685) points in sham control for a difference of 2.94 points (p-value 0.0017).
•
Treatment with LYR-210 resulted in LS mean (SE) improvement in the nasal congestion score of 1.20 (0.159) points, compared to 0.42 (0.243) points in sham control for a difference of 0.73 points (p-value 0.0216) in the CRS patient subgroup with nasal polyps and nasal congestion score equal to or greater than 2 at baseline.
•
Treatment with LYR-210 resulted in LS mean (SE) improvement in the nasal polyp score of 0.62 (0.161) points, compared to 0.01 (0.237) points in sham control for a difference of 0.61 points (p-value 0.0471) in the CRS patient subgroup with nasal polyps.

The 52-week extension stage of the ENLIGHTEN 1 trial was completed in the fourth quarter of 2024. Safety data for LYR-210 in the extension phase was generally consistent with the 24-week primary treatment phase, including for those patients who received a repeat dosing resulting in a 12-month treatment period. In the extension stage, LYR-210 was generally well tolerated, with no product-related serious AEs. The most commonly reported extension stage AEs in the study population were chronic sinusitis, nasal odor, epistaxis, sinusitis, and nasopharyngitis.

ENLIGHTEN 2 is a 24-week, multi-center, randomized, blinded, sham-controlled trial designed to evaluate the efficacy and safety of LYR-210 in approximately 180 surgically naïve CRS patients who have failed prior medical management. The trial consists of two stages – a 2- to 4-week screening and run-in stage and a 24-week treatment stage. Patients are randomized 2:1 to receive LYR-210 (7,500 µg) or sham-procedure. ENLIGHTEN 2 was initiated in September 2022, and enrollment was completed in October 2024. Topline results from the ENLIGHTEN 2 trial are expected in the second quarter of 2025.

The primary endpoint of both ENLIGHTEN 1 and ENLIGHTEN 2 is change from baseline (CFBL) at week 24 in the composite score of 3 cardinal symptoms (3CS) score. Secondary endpoints include CFBL in CT sinus opacification score at week 24, CFBL in SNOT-22 at week 24, rescue treatment use through week 24.

Phase 2

The Phase 2 LANTERN clinical trial for LYR-210 was designed as a multi-center, randomized, controlled, patient and sponsor blinded trial. The study was designed to enroll 99 evaluable patients with the option to expand to up to 150 patients at up to 30 sites in the United States, Australia, Austria, Czech Republic, New Zealand, and Poland. Due to COVID-19, we discontinued enrollment at 67 patients and did not open any sites in the United States.

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

Figure 4. Total Symptom Improvement by 4CSS for Phase 2 LANTERN Clinical Trial.

LYR-210 was observed to be safe and well-tolerated at all doses in the trial. There was one serious AE, which was deemed to be unrelated to LYR-210. No treatment-related serious AEs were reported. Treatment-related AEs included epistaxis, rhinitis, rhinorrhea, and headache. All treatment-related AEs were generally mild to moderate in nature, other than one incident of increased viscosity of upper respiratory secretion in the 2,500 µg dose treatment arm, and in line with the known safety profile of MF.

After 24 weeks, LYR-210 drug matrices were removed, and patients then underwent a 24-week post-treatment follow-up. The main objective of the post-treatment period was to assess long-term safety post-removal. LYR-210 continued to show strong safety through 24 weeks post-treatment with no increased incidence of treatment-related AEs. Approximately 50% of patients experienced a durable response post-removal of LYR-210 (7,500μg), with no worsening of 4CSS from the Week 24 baseline, compared to approximately 90% of control patients who either experienced a worsening of 4CSS from the Week 24 baseline or required a rescue treatment.

PK characterization study

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

Figure 5. Plasma MF Concentration for PK Characterization Study.

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

The Phase 1 trial achieved its primary safety endpoint at week 4. LYR-210 at 2,500 µg was well tolerated by patients during the entire duration of treatment and also gave insight into the successful office-based placement of the matrix and clinical outcomes in non-polyp and polyp patients. There were no reports of unexpected AEs, or local nasal AEs, including epistaxis, nasal burning, nasal dryness, nasal irritation, and nasal septal perforation during the 24-week MF local dosing treatment duration. Additionally, no change in morning serum cortisol levels or intraocular pressures were noted.

The most common reported AEs were nasopharyngitis, upper respiratory tract infection, sinusitis, nasal odor, procedural headache, nasal discomfort, and facial pain. There was one serious AE reported, an acute myocardial infarction, which was deemed to be unrelated to LYR-210.

Significant reduction in SNOT-22 scores was observed at week 1 and this reduction persisted through week 25, the end of the trial.

Similar efficacy was observed in both polyp and non-polyp patients.

LYR-220 for the Treatment of CRS

In connection with the cost-saving efforts announced in May 2024, the Company paused development efforts for LYR-220, our second pipeline product candidate. Prior to May 2024, we were developing LYR-220 for use in CRS patients who have failed previous medical management and continue to require treatment to manage CRS symptoms including patients who had ethmoid sinus surgery. LYR-220 is also designed to utilize MF, and employs a larger matrix designed for patients whose nasal cavity is enlarged, including those patients who have undergone ethmoid sinus surgery. We estimate that 40% of patients who present to an ENT physician with CRS have had a prior surgery. The majority of these patients represent the addressable market for LYR-220.

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

Figure 6. Lyra’s Proprietary Drug-Eluting Matrix.

Our drug-eluting bioabsorbable technology is comprised of three polymeric components, which are designed to work together to enable highly efficient, localized drug delivery (see Figure 6, above). This proprietary technology is designed to enable sustained delivery of medications for six months of therapy, targeting tissues deep in the ENT passages and potentially other diseased tissues that are not accessible with conventional therapeutic approaches. The components of our technology include:

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

Beyond CRS, we believe our technology has potential application in other disease areas, which we could further explore if and when we have sufficient resources.

Intellectual Property and Barriers to Entry

We own all the material intellectual property rights related to our technology and product candidate portfolio. As of December 31, 2024, our product candidate portfolio is protected by issued patents and pending applications in the U.S. and major foreign countries with claims directed to devices, systems, and method of use, which, exclusive of possible patent term adjustments or extensions or other forms of exclusivity, provide coverage through at least 2030, with many providing coverage through 2036 and some providing coverage through 2038. We recently filed patent applications that have the potential to provide coverage through 2042.

We also rely upon know-how, continuing technological innovation, and technical barriers to entry, including manufacturing and drug delivery complexities, to develop and maintain our competitive intellectual property position.

Management Team

Our management team has extensive drug development experience across a broad spectrum of disease areas, for both drug and drug-device combination products, with a successful track record in large pharmaceutical, medical device, and biotech companies. Additionally, our management team has been involved in the development of successfully approved and commercialized products including Avonex, Eylea, Taxus (drug-eluting stent), Velcade, and XenMatrix.

Post-Approval Commercialization Strategy

If LYR-210 is successfully developed and approved, we intend to engage in targeted outreach to our key physician, payor, and patient audiences. ENT physicians are the primary treaters of CRS patients who have failed medical management and thus represent our target physician base. Given the requirement for endoscopic placement of our products, we plan to build a targeted in-house sales force that will target ENT physicians who perform 80% of the CRS procedural volume. Given that LYR-210 can be administered in a simple, in-office procedure requiring no additional equipment, we anticipate that our sales representatives’ time will primarily be directed at educating the ENT physicians around product attributes and patient selection. We plan to supplement our direct physician outreach with appropriate medical education and marketing efforts to further penetrate our physician base and encourage adoption of our products.

Ensuring physician and patient market access to our products will be critical to our success, and we plan to execute a holistic reimbursement strategy, consisting of a reimbursement support hub and field-based reimbursement experts, that will integrate payor coverage and physician practice management initiatives. We believe that the primary decision makers from a payor perspective are private payors, which represent approximately 80% of the payor mix for our products. We intend to deploy a market access team to educate payors on the clinical and pharmacoeconomic attributes of our products and to secure favorable coverage policies and to maximize the covered lives that have reimbursement for our products. To maximize access to LYR-210, we plan to develop a reimbursement support model which aims to reduce physician financial risk associated with physician-administered products.

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

LianBio announced that in October 2023 its board of directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, will be completed by the end of 2024. LianBio announced in 2024 that it was further reducing the size of its workforce to approximately 50 employees with plans to reduce that number further over the course of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is highly uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement. In November 2024 we entered into a novation agreement which substituted LianBio Cayman for LianBio HK. For more information, please see “Risk Factors — If LianBio HK, as defined below, is unable to find a third party to acquire its rights under the LianBio License Agreement, as defined below, it may materially harm our business, financial condition, results of operations and prospects”.

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

We believe LYR-210 could be positioned for CRS patients with or without nasal polyps, with or without prior ethmoid sinus surgery, following the failure of medical management and therefore are not anticipated to compete directly with branded, generic, or over-the-counter inhaled corticosteroids. The primary competitive treatment is surgical procedures, including ethmoid sinus surgery with and without balloon sinus dilation (BSD) and BSD as a standalone procedure. In this space, LYR-210 would be the only product we are aware of that may deliver six months of local treatment with a single administration. Key competitive factors affecting the commercial success of LYR-210 and any other product candidates we may develop are likely to be efficacy, safety, and tolerability profile, reliability, convenience of administration, price, and reimbursement.

Manufacturing and Supply

Prior to the suspension of our manufacturing activities for LYR-210 and LYR-220 in May 2024, we would perform inspections and testing when specified of the components we receive from third parties before using them in our manufacturing operations. Using these components, we would manufacture, assemble, inspect, and package our implants, and send them to a third-party sterilization vendor. After sterilization, we would inspect the product and test via third-party laboratories to determine compliance with our specifications. Upon release of the lot to inventory, the product would be labeled and distributed via a third-party vendor to clinical sites.

The active pharmaceutical ingredient (“API”) and a number of the components used in our implants would be currently supplied to us from single source suppliers. We would source our supplies from manufacturers with a track record of compliance with current good manufacturing practices, or cGMP. At this stage, when engaged in manufacturing we would rely on single source suppliers for some of our polymer materials, some extrusions, and molded components, and for finished goods testing, labeling, and distribution. Our ability to supply our products and to develop our product candidates depends, in part, on our ability to obtain successfully the API and polymer materials used in these products in accordance with regulatory requirements and in sufficient quantities. We would generally acquire our single source components pursuant to purchase orders placed in the ordinary course of business.

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

Patents and Patent Applications

As of December 31, 2024, we own 27 issued U.S. patents, 41 foreign issued patents, 12 U.S. pending applications, and 34 foreign pending applications, out of which 21 issued U.S. patents, 39 foreign issued patents, 12 U.S. pending applications, and 34 foreign pending applications are directed to our technology.

All technology to our business has been developed in-house and is protected with patents and patent applications in three major lineages, along with the beginning of a fourth, more recent lineage of patent applications. The first lineage dates from 2009 and provides protection potentially until 2030, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. This first lineage includes issued patents in the U.S., Europe, Japan, Canada, and Great Britain that are not limited to any particular drug, site of delivery, or patient condition, but specify features of the implant, delivery system, method, and polymers. The second lineage dates from 2015 and provides protection potentially until 2036, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. This second lineage includes issued patents with ENT-specific method claims directed to the specific drug, site of delivery (i.e., middle meatus), and patient condition, with allowed and issued cases in the U.S., China, and Japan along with numerous pending applications in the U.S., Europe, Japan, Canada, China, and Great Britain. The third lineage dates from 2017 with the prospect of patent protection potentially until 2038, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. This third lineage attempts to capture the products’ drug release features and patient results from the recent clinical trial. It includes allowed cases in Australia, Singapore, Korea, and Great Britain, along with pending applications in the U.S., Canada, Australia, Europe, China, and Japan. The fourth lineage dates from 2021 and provides protection potentially until 2042, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. The fourth lineage is directed to a higher drug load (7500 ug). The lineage stems from a patent application filed under the Patent Cooperation Treaty that entered the National Phase in September of 2023. There are pending applications in this fourth lineage in the U.S., Canada, Australia, Great Britain, Europe, Korea, Singapore, China, and Japan.

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
•
submission to the FDA of an Investigational New Drug ("IND") Application which must become effective before human clinical trials may begin;
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
•
payment of user fees; and
•
FDA review and approval of the NDA.

We are developing LYR-210 using an innovative drug delivery technology comprised of a mesh scaffold, an elastomeric matrix, and a polymer-drug complex delivered through a narrow applicator. In the United States, products composed of components that would normally be regulated by different centers at the FDA are known as combination products. Typically, the FDA’s Office of Combination Products assigns a combination product to a specific Agency Center as the lead reviewer. The FDA determines which Center will lead a product’s review based upon the product’s primary mode of action. Depending on the type of combination product, its approval, clearance, or licensure may usually be obtained through the submission of a single marketing application. We anticipate that LYR-210 will be regulated as a drug, and the FDA will permit a single regulatory submission seeking approval. However, the FDA sometimes will require separate marketing applications for individual constituent parts of the combination product which may require additional time, effort, and information. Even when a single marketing application is required for a combination product, such as an NDA for a combination pharmaceutical and device product, both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health may participate in the review. An applicant will also need to discuss with the

Agency how to apply certain premarket requirements and post-marketing regulatory requirements, including conduct of clinical trials, AE reporting, and cGMPs, to their combination product.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA, and more frequently if serious AEs occur. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. If and when we have sufficient resources, we may explore some of these opportunities for our product candidates as appropriate.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program.

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

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance, and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at Centers for Medicare & Medicaid Services ("CMS") to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers and reduced payments to several types of Medicare providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. In August 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. For that and other reasons, it is currently unclear how the IRA will be effectuated.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure, drug price reporting and other transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Employees

As of December 31, 2024, we had 30 full-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Additionally, as of December 31, 2024, we had nine consultants.

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

The operating lease, as amended, for office and laboratory space in Watertown expires in April 2027 and comprises approximately 27,311 square feet. The lease provides for base rent of $2.0 million per year. The Company maintains a letter of credit of approximately $0.3 million securing its obligations under the Watertown operating lease.

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

In December 2023, the Company executed a sublease agreement for additional laboratory and office space located at 880 Winter Street in Waltham. The subleased premises comprise approximately 24,000 square feet, and the sublease provides for base rent of $1.8 million per year, which will increase 3% per year over the noncancellable term ending on November 30, 2032. The Company provided the landlord with a security deposit in the form of a letter of credit in the amount of approximately $0.6 million.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $93.4 million and $62.7 million for the years ended December 31, 2024 and 2023 respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

In May 2024, our Board approved a reduction in force by up to 87 employees, effective on or about May 21, 2024 with respect to approximately 80 employees and effective on or about June 20, 2024 with respect to approximately seven employees (the “May 2024 RIF”). The Board’s decision was based on the need to implement cost-reduction initiatives intended to reduce the Company’s ongoing operating expenses and maximize shareholder value. The Company incurred charges of approximately $10.9 million in connection with this workforce reduction, primarily consisting of severance payments, employee benefits and related costs. Certain of these expenses have been paid to former employees as of the date of these consolidated financial statements and relate to the May 2024 RIF. The remaining expenses are included within accrued restructuring with anticipated payout at a later date, primarily pertaining to current employees.

We expect to continue to incur significant additional operating losses for the foreseeable future and we may not achieve or maintain profitability in the future. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as non-clinical or pre-clinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with CRS treatment product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if we:

•
continue our ENLIGHTEN 2 Phase 3 clinical trial of our most advanced product candidate, LYR-210;
•
conduct another Phase 3 trial for LYR-210 since our ENLIGHTEN 1 Phase 3 clinical trial failed to meet its primary endpoint, as we announced in May 2024;

•
seek regulatory and marketing approvals for LYR-210 if it successfully completes the requisite clinical trials;
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

We continue to need additional capital, which we may raise through equity offerings, debt financings, marketing, and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements or other sources. The failure to meet the primary endpoint of our ENLIGHTEN 1 Phase 3 clinical trial has made it significantly more difficult for us to raise more capital. Accordingly, we may be required to obtain further funding through public or private equity offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned clinical trials or obtain approval of any of our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development or reduce our operations.

We will require substantial funds to further develop, manufacture, obtain approval for, and commercialize our product candidates, including LYR-210, for which we initiated two Phase 3 clinical trials. In May 2024 we suspended further development of LYR-220. We would also require substantial additional funds to further develop, obtain approval for, and commercialize, LYR-220.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the scope and results of our clinical trials, including any unforeseen costs we may incur as a result of clinical trial delays;
•
the scope and results of our clinical trials, including any unforeseen costs we may incur as a result of clinical trial delays;
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

We are a biotechnology company focused on the development and commercialization of novel integrated drug and drug delivery solutions for the localized treatment of patients with CRS. Our product candidates are in clinical development, and favorable results in early-stage clinical trials may not be predictive of success in later clinical trials and may not lead to commercially viable products for any of several reasons. For example, we failed to meet the primary endpoint in our ENLIGHTEN 1 Phase 3 trial for LYR-210 which has a material adverse effect on our development plans for LYR-210. In May 2024 we also suspended further development of LYR-220. LYR-210, as well as LYR-220, if in the future we decide to advance it, will require significant additional development, clinical trials, regulatory authorizations, and additional investment by us before it can be commercialized.

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

We advanced LYR-210 through our Phase 2 randomized, controlled, patient blinded LANTERN clinical trial, evaluating the safety and efficacy in surgically-naïve CRS patients who have failed previous medical management. The trial was designed to enroll 99 evaluable patients with the potential to increase to up to 150 patients and was initiated in May 2019 at sites in Australia, Austria, Czech Republic, New Zealand, and Poland. In December 2019, the FDA authorized our investigational new drug application, and, prior to COVID-19, we planned to enroll patients in the United States. However, in light of developments relating to COVID-19, as described below, we discontinued enrollment at 67 patients in our Phase 2 LANTERN clinical trial and did not enroll any patients in the United States.

On December 7, 2020, we reported top-line results from our Phase 2 LANTERN clinical trial, including that LYR-210 failed to meet the primary endpoint of the trial. We believe this was primarily due to the discontinuation of enrollment related to COVID-19. As a result of the decrease in the number of patients enrolled from planned (99 evaluable) to actually enrolled (67) patients in our Phase 2 LANTERN clinical trial, a greater magnitude of change in composite score of the seven-day average of four cardinal symptoms from baseline at week 4 and/or a smaller standard deviation associated with the change from baseline at week 4 was required in order for the trial to achieve statistical significance for the primary endpoint.

On May 6, 2024, we reported top-line results from our Phase 3 ENLIGHTEN 1 clinical trial, including that LYR-210 failed to meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks. The 52-week extension phase of the ENLIGHTEN 1 trial was completed in the fourth quarter of 2024. Safety data for LYR-210 in the extension phase was generally consistent with the 24-week primary treatment phase, including for those patients that received a repeat dosing, resulting in a 12-month treatment period.

ENLIGHTEN 2, the second Phase 3 trial of LYR-210 in CRS, is ongoing and topline data is expected in the second quarter of 2025. There can be no assurance that we will achieve the primary endpoint or any other endpoints in the ENLIGHTEN 2 Phase 3 clinical trial for LYR-210.

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

If LianBio HK, as defined below, is unable to find a third party to acquire its rights under the LianBio License Agreement, as defined below, it may materially harm our business, financial condition, results of operations and prospects.

LianBio Development (HK) Limited (as successor-in-interest to LianBio Inflammatory Limited), a private company limited by shares organized under the laws of Hong Kong, or LianBio HK, announced that in October 2023 its board of directors commenced a comprehensive strategic review of its business. The LianBio HK Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio HK reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, was expected to be completed by the end of 2024. LianBio HK announced in 2024 that it was further reducing the size of its workforce to approximately 50 employees with plans to reduce that number further over the course of 2024. LianBio HK stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio HK is uncertain as LianBio HK announced it was winding down, while seeking a third party to acquire LianBio HK’s rights under the License and Collaboration Agreement dated May 31, 2021, by and among us, LianBio HK and LianBio, a corporation organized under the laws of the Cayman Islands, or LianBio Cayman, as amended September 26, 2022, or the LianBio License Agreement. If LianBio HK is unable to find a third party to acquire LianBio HK’s rights under the LianBio License Agreement, it may materially harm our business, financial condition, results of operations and prospects. In November 2024 we entered into a novation agreement which substituted LianBio Cayman for LianBio HK.

Managing our obligations under our license and other strategic agreements may divert management time and attention, causing delays or disruptions to our business.

We are party to the LianBio License Agreement. The LianBio License Agreement grants an exclusive license to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Macau, and Taiwan), Singapore, South Korea, and Thailand, or the Territory. Furthermore, under the LianBio License Agreement, LianBio HK has the first right to obtain a license to develop and commercialize LYR-220.

Under the LianBio License Agreement, both parties agreed to negotiate prior to December 31, 2022 a clinical supply agreement to support clinical trials to be conducted by LianBio HK in the territory, i.e., PRC, Hong Kong, Macau, Taiwan, Singapore, South Korea, and Thailand. Subsequently, there was a side letter executed on December 27, 2022 which extended the negotiations of a supply agreement. Payments made by LianBio HK to the Company that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet. The Company anticipated that the payments treated as a contract liability would be recognized as revenue as the clinical supply of LYR-210 was delivered and over the remaining time it takes to conduct the applicable trials. As of December 31, 2024, the parties are not actively engaged in negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

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

In connection with our license and strategic agreements, we may agree to and be bound by negative covenants which may limit our development and commercial opportunities. For example, pursuant to the LianBio License Agreement, we made certain covenants to not commercialize a competing product anywhere in the Territory, nor collaborate with, enable, or otherwise authorize, license, or grant any right to any third party to commercialize a competing product anywhere in the Territory, subject to certain carve-outs. We also made certain covenants to grant an exclusive option to LianBio HK for the development and commercialization of LYR-220 in the Territory. These provisions may inhibit our development efforts, prevent us from forming strategic collaborations to develop and potentially commercialize any other product candidates and may materially harm our business, financial condition, results of operations and prospects.

Failure to obtain marketing approval in international jurisdictions would prevent our products from being marketed in such jurisdictions.

In order to market and sell our products in jurisdictions outside of the United States, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Additionally, we may be dependent on third-party collaborators to develop and commercialize our product candidates in certain international jurisdictions, such as in the case of our exclusive license agreement with LianBio HK for the development and commercialization of LYR-210 in the Territory. In the agreement with LianBio HK, while we have agreed that we must use commercially reasonable efforts to complete a global Phase 3 clinical trial for LR-210 and seek regulatory approval in the United States, LianBio HK must also use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize LYR-210 in the Territory. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in other jurisdictions. We and our third-party collaborators may not be able to file for marketing approvals, and even if we do, we may not obtain necessary approvals to commercialize our medicines in any market.

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

We initiated Phase 3 clinical trials for our most advanced product candidate, LYR-210. In May 2024 we suspended further clinical development on our other product candidate, LYR-220, in order to preserve capital following our failure to meet our primary endpoint in the ENLIGHTEN 1 Phase 3 clinical trial for LYR-210. It is impossible to predict if LYR-210 will prove effective and safe in humans or if we will receive regulatory approval, and the risk of failure through the development process is high. Given the similarities in the design of the ENLIGHTEN 1 and ENLIGHTEN 2 Phase 3 clinical trial, the risk that we fail to meet the primary endpoint in the ENLIGHTEN 2 Phase 3 clinical trial has increased since we failed to meet our primary endpoint in the ENLIGHTEN 1 Phase 3 clinical trial. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we may need to complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

Delays associated with products for which we are directly conducting clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by, or terminated because of, many factors, including:

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

If we are required to extend the duration of current clinical trials or to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials, studies, or tests are not positive or are only modestly positive, if there are safety concerns, or if we determine that the observed safety or efficacy profile would not be competitive in the marketplace, we may:

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

Any clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways by different reviewers and regulators, which could delay, limit, or prevent regulatory approval. Drug-related adverse events ("AEs") during a pre-clinical study or clinical trial could cause us to repeat a trial or study, perform an additional trial or study, expand the size and/or duration of a trial or study, terminate a trial or study, or even cancel a pre-clinical or clinical program. The failure of pre-clinical studies or clinical trials to demonstrate safety and effectiveness for the desired indications could harm the development of that product candidate and other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical trials would delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. A number of companies in the biotechnology and pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Even if our future and ongoing pre-clinical studies and clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of LYR-210, and/or any future product candidate.

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

We previously transitioned most of our clinical manufacturing from a contract manufacturing organization, or CMO, to an in-house manufacturing facility at our Watertown headquarters to produce LYR-210and LYR-220, the latter of which we have since deprioritized. We never previously completed a technical transfer process to an in-house facility, built, owned or operated a commercial manufacturing facility, and there is no guarantee that we will be successful doing so. Since the May 2024 RIF, we are no longer engaged in the manufacture of our product candidates and we no longer intend to build out a commercial manufacturing capability. We are also engaged in an effort to sublease or assign our three leaseholds which include manufacturing space. Throughout Item 1A, we refer to manufacturers, CMOs and suppliers interchangeably.

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

As a result of the May 2024 RIF, we no longer have a sufficient number of experienced scientific, quality and manufacturing personnel needed to operate our manufacturing processes, which in the event we restart our manufacturing efforts, could result in delays in production.

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

Currently LYR-210 is our only product candidate still in clinical development. Notwithstanding the data obtained to date with respect to LYR-210 and LYR-220 in CRS, LYR-210 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from our product sales. In addition, if we encounter safety or efficacy problems, developmental delays or regulatory issues, or other problems, our developmental plans and business could be significantly harmed.

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

LYR-210 is expected to be regulated as a drug-device combination products. We may experience delays in obtaining regulatory approval of LYR-210 given the increased complexity of the review process when approval of a combination product is sought under a single marketing application. LYR-210 will be regulated as drug-device combination products, which require coordination within the FDA and similar foreign regulatory agencies for review of the product candidates’ device and drug components. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although we believe a single marketing application for the approval of a combination product would be successful, there can be no assurance that the FDA will not determine that separate marketing applications are necessary. This determination could significantly increase the resources and time required to bring a particular combination product to market. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process, as well as coordination between two different centers within FDA responsible for review of the different components of the combination product.

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

We cannot assure you that we will receive the approvals necessary to commercialize our product candidates, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, and testing. We cannot predict whether our research and clinical efforts will result in drugs that the FDA will determine are safe for humans and effective for their intended uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing, perform post-marketing studies, address manufacturing concerns, or otherwise limit or impose conditions on any approval we obtain. The approval process may also be delayed by changes in government regulation, future legislation or administrative action, or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. For example, we were unable to enroll patients in our Phase 2 LANTERN clinical trial in the United States from whom we intended to collect certain additional pharmacokinetic data due to COVID-19, and, as a result, we initiated a separate characterization study in September 2020 as a follow-on to our Phase 2 LANTERN clinical trial in order to collect such data. Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may encounter delays in enrolling, or be unable to enroll, a sufficient number or diversity of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. The enrollment of patients depends on many factors, including:

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
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
•
the impact of geopolitical or other global events.

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

Our product candidates may cause serious AEs or undesirable side effects including injury and death or have other properties which may delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval. If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any potential future collaborators, to market the drug could be compromised.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex, and expensive pre-clinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication. Serious AEs, or SAEs, or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our clinical trials or pre-clinical studies could reveal a high and unacceptable severity and prevalence of side effects, toxicities, or unexpected characteristics, including death. For example, in our Phase 1 clinical trial for our most advanced product candidate, LYR-210, there was one SAE in the active group (acute myocardial infarction), which was considered not related to LYR-210.

In addition, subjects treated with LYR-210 have experienced AEs, including epistaxis, rhinitis, rhinorrhea, facial pain, nasopharyngitis, sinusitis, upper respiratory tract infection, procedural headache, nasal discomfort, and nasal odor, among others. In our Phase 2 LANTERN clinical trial, treatment-related AEs were reported in 16 patients, and all treatment-related AEs except one (increased viscosity of upper respiratory secretion) were mild or moderate in nature. In addition, there was one patient in the LYR-210 (2,500 µg) group who had a serious AE of acarodermatitis in our Phase 2 LANTERN clinical trial, which was deemed to be not related to treatment. In the 24-week treatment phase of the Phase 3 ENLIGHTEN 1 clinical trial, the most commonly reported AEs in the study population were epistaxis, nasal odor, upper respiratory tract infection and sinusitis.

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
•
our reputation may suffer.

There can be no assurance that we will resolve any issues related to any product-related AEs to the satisfaction of the FDA or any regulatory agency in a timely manner or at all. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

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

Our computer systems, as well as those of our CROs and other contractors, vendors, suppliers, and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including the impacts of climate change), international terrorism and conflicts, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs and our business. For example, the loss of pre-clinical studies or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information or information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), we could incur liability and the further development of LYR-210, or any other product candidate could be delayed.

In the ordinary course of our business, we directly or indirectly collect and store sensitive data, including intellectual property, confidential information, pre-clinical and clinical trial data, proprietary business information, personal data, and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance, and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure has been and, from time to time, may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance, or other disruptions. For example, companies have experienced an increase in phishing and social engineering attacks from third parties in connection with increased remote work during and after COVID-19. Although, to our knowledge, we have not experienced any material security breach, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings (including class actions), liability under laws that protect the privacy of personal information, or significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our business reputation and delay our clinical development of our product candidates.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

We are subject to extensive and costly government regulation.

Product candidates employing our technology will be subject to extensive and rigorous domestic government regulation including regulation by the FDA, the CMS, other divisions of the United States Department of Health and Human Services or HHS, the United States Department of Justice, state and local governments, and their respective equivalents outside of the United States. The FDA regulates the research, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical products. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

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

If we, our collaborators, consultants, CMOs, CROs, or other vendors fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things, delays in the approval of applications or supplements to approved applications; refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications; warning letters; fines; import and/or export restrictions; product recalls or seizures; injunctions; total or partial suspension of production; civil penalties; withdrawals of previously approved marketing applications or licenses; recommendations by the FDA or other regulatory authorities against governmental contracts; and/or criminal prosecutions.

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
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. For instance, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, which was previously capped at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that establish a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on many drugs reimbursed under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation (first due in 2023). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, AE reporting, storage, recordkeeping, export, import, and advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA, the EMA, and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. In addition, the sponsor of an approved NDA is subject to periodic inspections and other FDA monitoring and reporting obligations, including obligations to monitor and report AEs and other information such as the failure of a product to meet the specifications in the NDA. NDA sponsors must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. The FDA may require changes in the labeling of already approved drug products and require that sponsors conduct post-marketing studies. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality.

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

In addition, later discovery of previously unknown AEs or other problems with our products, or manufacturing processes, including AEs of unanticipated severity or frequency, or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

We rely on our information technology systems and those of our third-party service providers for both internal and external operations that are critical to our business. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and data we and our third-party providers maintain, including Personal Information, clinical trial data, confidential and proprietary intellectual property, financial information, trade secrets, and other business information (together, “Confidential Information”). Our information technology systems and Confidential Information, and those of our third-party service providers, contractors and consultants are vulnerable to attack, interruption and damage from computer viruses and malware (e.g. ransomware), bugs, misconfigurations, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems and Confidential Information are increasing in their frequency, levels of persistence, sophistication and intensity - including attacks conducted using artificial intelligence - and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems and data change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

In Europe, the GDPR requires us, among other things, to make detailed disclosures to data subjects, to disclose the legal basis on which we can process Personal Information, to obtain valid consent for processing, to appoint data protection officers when sensitive Personal Information, such as health data, is processed on a large scale, and provides robust rights for data subjects, introduces mandatory data breach notification, imposes additional obligations on us when contracting with service providers, and requires us to adopt appropriate privacy governance including policies, procedures, training, and data audit. In addition, the GDPR increases the scrutiny of transfers of Personal Information from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, which could increase our costs and our ability to efficiently process personal data from the EEA. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the greater of €20.0 million or up to 4% of our total global annual revenue in the event of a significant breach. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations, and financial condition. Additionally, following the United Kingdom’s withdrawal from the EEA and the EU, companies have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover.

We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’, and employees’ Personal Information and other Confidential Information will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations, and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information.

We face potential liability related to the privacy of health information we obtain from clinical trials sponsored by us.

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act. We are not currently classified as a “covered entity” or “business associate” under HIPAA. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive protected health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of protected health information. In addition, we may maintain sensitive Personal Information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the protected health information under HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR and legislation of the EU and EEA member states implementing it.

Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by our CROs and other third-party contractors to comply with the strict rules on the transfer of Personal Information outside of the European Union into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws, and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use, and dissemination of individuals’ health information. The GDPR provides that EU and EEA member states may establish their own laws and regulations limiting the processing of Personal Information, including genetic, biometric, or health data, which could limit our ability to use and share Personal Information or could cause our costs to increase. Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

We are subject to environmental, health, and safety laws and regulations, as well as regulations regarding our employees or other social considerations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.

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

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Moreover, certain environmental laws may impose liability without regard to fault or legality of the action at the time of its occurrence. Environmental, health, and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, our development efforts may be interrupted or delayed. There is also increasing scrutiny from various stakeholders, including policymakers, on environmental and social matters, including climate change and human capital; this may result in additional regulations (or changes to interpretation of existing regulations) or other stakeholder engagement, which if we fail to successfully navigate may result in various adverse impacts on our business.

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

Further, the status of reimbursement codes for any of our product candidates, if approved, could also affect reimbursement. J-Codes are reimbursement codes maintained by the CMS that are a component of the Healthcare Common Procedure Coding System and are typically used to report injectable drugs that ordinarily cannot be self-administered. We currently do not have a specific J-Code for any of our product candidates. If our product candidates are approved, we may apply for one but cannot guarantee that a J-Code will be granted. To the extent separate coverage or reimbursement is available for any product candidate, if approved, and a specific J-Code is not available, physicians would need to use a non-specific miscellaneous J-Code to bill third-party payors for these physician-administered drugs. Because miscellaneous J-Codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. These claims must often be submitted with additional information and manually processed, which can delay claims processing times as well as increase the likelihood for claim denials and claim errors. We cannot be sure that coverage and reimbursement in the United States, the EU, or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

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

The 52-week extension phase of the ENLIGHTEN 1 trial was completed in the fourth quarter of 2024. Safety data for LYR-210 in the extension phase was generally consistent with the 24-week primary treatment phase, including for those patients that received a repeat dosing, resulting in a 12-month treatment period. LYR-210 was generally well tolerated, with no product-related serious adverse events. The most commonly reported adverse events in the study population were chronic sinusitis, nasal odor, epistaxis, sinusitis, and nasopharyngitis.

ENLIGHTEN 2, the second Phase 3 trial of LYR-210 in CRS, is ongoing and topline data is expected in the second quarter of 2025. There can be no assurance that we will achieve the primary endpoint or any other endpoints in the ENLIGHTEN 2 Phase 3 clinical trial for LYR-210. We also cannot assure you that any data that may be collected will be compelling to the medical community because the data may not be clinically meaningful and may not demonstrate that LYR-210 is an attractive procedure when compared against data from alternative treatments.

Even if LYR-210 receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors, or others in the medical community necessary for commercial success.

If LYR-210 ever receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. If it does not achieve an adequate level of acceptance, or if we are unable to achieve an optimal cost of goods, we may not generate significant product revenues or become profitable. The degree of market acceptance of LYR-210, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

While we believe ear, nose and throat ("ENT") physicians will be able to administer LYR-210, if successfully developed and approved, in conjunction with an endoscopy procedure, thereby making the placement aligned with the existing care continuum for CRS patients and eliminating the need for ENT physicians to schedule separate surgical time, ENT physicians may not adopt our in-office procedure for a number of reasons, including:

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

Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions, and changes in tariffs, including under the new U.S. Presidential administration.

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

Risks Related to Our Dependence on Third Parties

We suspended the manufacture of our clinical materials in-house. If we restart our manufacturing, we may rely on third parties for certain development and manufacturing-related services and we do not currently have long-term contracts with any of these parties. Our continued reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

The facilities used by certain third-parties involved in the production of our product candidates or components of our product candidates may require FDA clearance pursuant to inspections that may be conducted after we submit an NDA to the FDA. While we may be able to mitigate risks through our diligence and contracting processes, when we utilize third parties for manufacturing, we are dependent on them for compliance with cGMP requirements for manufacture of drug products and other laws and regulations. If these third-party manufacturers cannot successfully manufacture or supply material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. Some of our CMOs may not have produced a commercially-approved product and therefore may not have obtained the requisite FDA approvals to do so. In addition, we are limited in our ability to ensure third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved.

The failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, we may be unable to establish any agreements with third-party manufacturers, or to do so on acceptable terms, or to do so on a timely schedule.

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

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. The extent to which geopolitical or other global events impact our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the event, and the actions undertaken to contain its negative effects and may cause delays. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

If any of our relationships with these third-parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding CROs, investigators, and other third parties involve additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Our relationships with these third parties may also be adversely affected by geopolitical or other global events. For instance, COVID-19 and government measures taken in response had a significant impact on our CROs, and we expect that they could face further disruption which may affect our ability to initiate and complete our pre-clinical studies and clinical trials. Though we carefully manage our relationships with our CROs, investigators, and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

In connection with the May 2024 RIF, we incurred charges of approximately $4.1 million in connection with the reduction in force, primarily consisting of severance payments, employee benefits and related costs. We incurred an additional $6.8 million in charges for the restructuring subsequent to the May 2024 RIF. This amount primarily relates to ongoing retention efforts for current employees and have been reflected within the financial statements as of December 31, 2024.

The May 2024 RIF may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the May 2024 RIF. In addition, while positions have been eliminated certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the May 2024 RIF, or if we experience significant adverse consequences from the May 2024 RIF, our business, financial condition, and results of operations may be materially adversely affected.

Risks Related to Our Common Stock

Our common stock may be delisted from Nasdaq if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

On July 19, 2024, we received a Notice from Nasdaq notifying us that for the last 30 consecutive business days, the bid price for our common stock, par value $0.001 per share, had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1) (“the Minimum Bid Price Requirement”). The Notice had no effect at the time on the listing of our common stock, which continues to trade on Nasdaq under the symbol “LYRA.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until January 15, 2025 (the “Compliance Date”) to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement, the closing bid price of the common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to the Compliance Date. The Notice also specified that, in the event we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for a second 180 calendar day compliance period. To qualify, we submitted an application to transfer the listing of the common stock to The Nasdaq Capital Market, which requires us to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and paid an application fee to Nasdaq and provided written notice of our intention to cure the deficiency during the additional compliance period.

Prior to the Compliance Date, we notified Nasdaq that we intend to cure our bid price deficiency under Nasdaq Listing Rule 5450(a)(1) during the second 180-day compliance period. In connection with this effort, we also submitted a timely application with Nasdaq to change our listing tier from the Nasdaq Global Market to the Nasdaq Capital Market and we paid the requisite fee to Nasdaq. We were notified by Nasdaq on January 31, 2025 that Nasdaq had granted our request to transfer the listing of our common stock from The Nasdaq Global Market tier to The Nasdaq Capital Market tier, effective February 4, 2025. The transfer of the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market took effect with the open of business on February 4, 2025.

On January 31, 2025, Nasdaq granted our request for a second 180-calendar day period, or until July 14, 2025 to regain compliance with the Minimum Bid Price Requirement. To regain compliance, we must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

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

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with any other listing requirements.

Delisting from any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

A portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of approximately 14.6 million shares of our common stock and certain accompanying warrants have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the ninth amended and restated investor rights agreement between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

As a public company, we incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our Board of Directors.

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

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business or otherwise, such as claims brought by us against vendors or collaborators, and/or claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients, or vendors of our customers, or stockholders.

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

As of December 31, 2024, we had net operating loss carryforwards, or NOLs, of $171.5 million for federal income tax purposes and $84.2 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal net operating loss carryforwards begin to expire at various dates through 2037, and our state net operating loss carryforwards begin to expire at various dates through 2044. As of December 31, 2024, we also had federal research and development credit carryforwards of $6.4 million, which begin to expire at various dates through 2044, and state research and development credit carryforwards of $2.0 million, which begin to expire at various dates through 2039. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, or IRC, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. The Company had performed an IRC 382 study in 2022 which resulted in identifying three separate ownership changes that occurred on March 31, 2006, January 17, 2020, and April 13, 2022. We performed an update assessment to our IRC 382 analysis in conjunction with the May 2023 financing noting no additional ownership change. Also, as a result of the IRC 382 study performed in 2022, we wrote off $125.8 million of state net operating losses and $2.8 million of state research and development credits. We updated our IRC 382 study in 2023 given the changes to the Massachusetts apportionment to single sales resulting in a reduced amount of $121.2 million. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

New tax legislation may impact our results of operations and financial condition.

The Inflation Reduction Act of 2022 introduced, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. The U.S. government may enact further significant changes to the taxation of business entities. In particular, presidential, congressional, state and local elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our suppliers and vendors. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict the ultimate impact of the Inflation Reduction Act or any such further changes on our business.

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

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. Climate change is expected to increase the frequency and intensity of such events, as well as contribute to various chronic changes in meteorological and hydrological patterns, and may also adversely impact our access to or cost of any insurance. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. For example, following Hurricane Maria, shortages in production and delays in a number of medical supplies produced in Puerto Rico resulted, and any similar interruption due to a natural disaster affecting us or any of our third-party manufacturers could materially delay our operations.

International terrorism, political unrest, and wars, or other events such as COVID-19 have previously and could in the future adversely impact our business and operations, including our clinical trials.

International terrorism, political unrest and wars could delay or disrupt our business activity, and if any conflict escalates or spills over to or otherwise impacts additional regions, it could heighten many of the other risk factors described in this Item 1A. In addition, the COVID-19 global pandemic and government measures taken in response have had a significant impact, both direct and indirect, on our businesses and commerce, as worker shortages occurred; supply chains were disrupted; facilities and production were suspended; and demand for certain goods and services, such as medical services and supplies, spiked, while demand for other goods and services, fell. If another pandemic unfolds or if a geopolitical crisis escalates, our business and operations could be adversely affected.

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

Item 2. Properties.

We occupy one leasehold in Watertown, Massachusetts and two leaseholds in Waltham, Massachusetts. The Watertown lease, as amended, is for office and laboratory space which terminates in April 2027. In Waltham, Massachusetts we have a lease for laboratory, manufacturing and office space, which terminates in July 2033, and a sublease for laboratory and office space, which terminates in November 2032. We do not own any real property. Since the May 2024 RIF, we have been utilizing these leaseholds only partially and we have been attempting to sublease all three to preserve capital.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “LYRA.”

Holders

As of February 28, 2025, there were approximately 56 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

In the quarter ended December 31, 2024, we did not repurchase any of our equity securities or issue any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Use of Proceeds from Initial Public Offering of Common Stock

On May 5, 2020, we completed the sale of 4,025,000 shares of our common stock, including 525,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share. The offer and sale of the shares in our initial public offering, or IPO, was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-236962), which was declared effective by the Securities and Exchange Commission on April 30, 2020.

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

Overview

We are a clinical-stage biotechnology company focused on the development and commercialization of innovative, anti-inflammatory therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. Our primary product candidate, LYR-210, is a bioabsorbable nasal insert designed to be administered in a simple, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS with a single administration. The drug embedded within LYR-210 is mometasone furoate, or MF, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States.

In May 2024, we announced topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210 for the treatment of CRS. ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks in patients without nasal polyps. Following this announcement, we reported a reduction in force of approximately 75% of our workforce, impacting 87 employees, in addition to other cost-saving measures in order to preserve capital, including the stoppage of manufacturing and commercialization efforts for LYR-210 and pausing development efforts for LYR-220. LYR-220, our second product candidate, is substantially similar to LYR-210 and also directed at patients living with CRS, but employs a larger implant designed for patients whose nasal cavity is larger including those patients who have undergone extensive ethmoid sinus surgery.

The Company’s Phase 3 ENLIGHTEN 2 clinical trial evaluating LYR-210 for the treatment of CRS is expected to read out in the second quarter of 2025 at which time the Company plans to evaluate how the data affects the potential development path for LYR-210 for patients with and without nasal polyps and to further assess the Company’s strategic options.

LYR-210

LYR-210 is designed to treat CRS patients who have failed previous medical management. LYR-210 has a smaller dimension and is intended for patients with and without nasal polyps. In May 2024, we announced topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210 for the treatment of CRS. ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks in patients without nasal polyps.

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

The data showed that LYR-210 was generally well tolerated, with no product-related serious adverse events ("AEs"). The most commonly reported AEs in the study population were epistaxis, nasal odor, upper respiratory tract infection and sinusitis. Further post-hoc analyses of the ENLIGHTEN 1 data showed that LYR-210 had a positive effect compared to sham control in 3CS, nasal congestion, and nasal polyp scores at 24 weeks in the subgroup of 35 CRS patients with nasal polyps.

•
Treatment with LYR-210 resulted in least squares (LS) mean (standard error; SE) improvement in the 3CS score of 3.21 (0.436) points, compared to 0.96 (0.619) points in sham control for a difference of 2.25 points (p-value 0.0058) in the CRS patient subgroup with nasal polyps. This improvement was demonstrated despite the inclusion of only grade 1 nasal polyps in the study and without a threshold for nasal congestion score.
•
For patients with nasal congestion score equal to or greater than 2 (that is moderate to severe symptom) at baseline in the CRS patient subgroup with nasal polyps, treatment with LYR-210 resulted in LS mean (SE) improvement in the 3CS score of 3.69 (0.470) points, compared to 0.75 (0.685) points in sham control for a difference of 2.94 points (p-value 0.0017).
•
Treatment with LYR-210 resulted in LS mean (SE) improvement in the nasal congestion score of 1.20 (0.159) points, compared to 0.42 (0.243) points in sham control for a difference of 0.73 points (p-value 0.0216) in the CRS patient subgroup with nasal polyps and nasal congestion score equal to or greater than 2 at baseline.
•
Treatment with LYR-210 resulted in LS mean (SE) improvement in the nasal polyp score of 0.62 (0.161) points, compared to 0.01 (0.237) points in sham control for a difference of 0.61 points (p-value 0.0471) in the CRS patient subgroup with nasal polyps.

The 52-week extension stage of the ENLIGHTEN 1 trial was completed in the fourth quarter of 2024. Safety data for LYR-210 in the extension stage was generally consistent with the 24-week primary treatment stage, including for those patients that received a repeat dosing resulting in a 12-month treatment period. In the extension stage, LYR-210 was generally well tolerated, with no product-related serious AEs. The most commonly reported extension stage AEs in the study population were chronic sinusitis, nasal odor, epistaxis, sinusitis, and nasopharyngitis. ENLIGHTEN 2, the second pivotal Phase 3 trial of LYR-210 in CRS, is ongoing, and enrollment completed in October 2024. Topline results from the ENLIGHTEN 2 trial are expected in the second quarter of 2025.

LYR-220

In connection with the cost-saving efforts announced in May 2024, the Company paused development efforts for LYR-220, our second pipeline product candidate. LYR-220 is designed for use in CRS patients who have failed previous medical management and who continue to require treatment to manage CRS symptoms despite having had ethmoid sinus surgery. LYR-220 employs a larger implant designed for patients whose nasal cavity is larger including those patients who have undergone extensive ethmoid sinus surgery. We conducted a Phase 2 clinical trial of LYR-220, called BEACON. The BEACON trial was a controlled parallel-group study to evaluate safety, tolerability, pharmacokinetics ("PK"), and efficacy comparing two designs of the LYR-220 (7500µg MF) matrix to control, over a 24-week period, in approximately 50 symptomatic adult CRS subjects who have had a prior bilateral sinus surgery. In September 2023, we reported positive topline results from BEACON, demonstrating statistically significant and clinically relevant improvements in the 3CS and SNOT-22 scores at 24 weeks.

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

From inception through December 31, 2024, we have raised an aggregate of $424.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 Financing (as defined below), $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Controlled Equity Offering Agreement (the “Original Sales Agreement”) dated September 1, 2023, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants. Further, we currently have an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate.

We have incurred recurring net operating losses every year since inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses inception to date were $404.8 million at December 31, 2024. As of December 31, 2024, we had approximately $40.6 million of cash and cash equivalents. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

In May 2024, we announced a reduction in force of approximately 75% of our workforce, impacting 87 employees ("May 2024 RIF"), in addition to other cost-saving measures in order to preserve capital, including the stoppage of manufacturing and commercialization efforts for LYR-210 and pausing development efforts for LYR-220. Nevertheless, we anticipate that we will continue to incur expenses as we continue the ongoing ENLIGHTEN 2 Phase 3 clinical trial of LYR-210.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate. In the future, in the event we obtain financing and decide to restart our manufacturing activities, we may engage third party contract manufacturers ("CMOs") to manufacture our products. We do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. As a result, we need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations and licensing arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidate or any additional product candidates, if developed.

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

Based on our current operating plan, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. As of December 31, 2024, we had cash and cash equivalents totaling $40.6 million. Management believes that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research, development and manufacturing of our product candidates.

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

Nasdaq Listing Notification

On July 19, 2024, we received a written notice (the “Notice”) from The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that for the last 30 consecutive business days, the bid price for our common stock, par value $0.001 per share, had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1) (“the Minimum Bid Price Requirement”). The Notice had no effect at the time on the listing of our common stock, which continued to trade on The Nasdaq Global Market under the symbol “LYRA.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had a period of 180 calendar days, or until January 15, 2025 (the “Compliance Date”) to regain compliance with the Minimum Bid Price Requirement. To regain compliance with the Minimum Bid Price Requirement, the closing bid price of the common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to the Compliance Date.

To qualify for a second 180 calendar day compliance period, we were required to submit an application to transfer the listing of our common stock to The Nasdaq Capital Market, which requires us to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. We also paid an application fee to Nasdaq and provided written notice of our intention to cure the deficiency during the additional compliance period. We were notified by Nasdaq on January 31, 2025 that Nasdaq had granted our request to transfer the listing of our common stock from The Nasdaq Global Market tier to The Nasdaq Capital Market tier, effective February 4, 2025. The transfer of the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market took effect with the open of business on February 4, 2025.On January 31, 2025, Nasdaq granted our request for a second 180-calendar day period, or until July 14, 2025 to regain compliance with the Minimum Bid Price Requirement. To regain compliance, we must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with any other listing requirements. For more information, see “Risk Factors—Our common stock may be delisted from The Nasdaq Capital Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock” in Part I, Item 1A of this Annual Report on Form 10-K.

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

We are currently considering various operational and strategic options in light of the failure of the ENLIGHTEN 1 trial to meet its primary endpoint, including additional clinical trials, the sale of assets, or a strategic business combination. The Board has not decided on a specific plan other than to reduce operating expenses in order to manage its cash position. Furthermore, we are currently in the process of marketing all of our leased properties for sub-leasing arrangements, and we may also seek to negotiate an early termination of our leases with our landlords.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. As of December 31, 2024, we have recognized $4.7 million of collaboration revenue from our LianBio License Agreement.

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

LianBio announced that in October 2023 its board of directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, will be completed by the end of 2024. LianBio announced in February 2024 that it was further reducing the size of its workforce to approximately 50 employees with plans to reduce that number further over the course of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement. In November 2024 we entered into a novation agreement which substituted LianBio Cayman for LianBio HK. For more information, please see “Risk Factors — If LianBio HK, as defined below, is unable to find a third party to acquire its rights under the LianBio License Agreement, as defined below, it may materially harm our business, financial condition, results of operations and prospects”.

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

•
expenses incurred in connection with the clinical development of our product candidates, including under agreements with contract research organizations ("CROs"), investigative sites, and consultants;
•
costs of manufacturing our product candidates for use in our clinical trials;
•
consulting and professional fees related to research and development activities;
•
costs related to compliance with clinical regulatory requirements;
•
facility costs and other allocated expenses, which include expenses for rent and maintenance of our facility, utilities, depreciation, and other supplies; and
•
costs related to the termination of an agreement with a former CMO.

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

Our research and development expenses consist primarily of costs such as employee compensation, consulting fees, fees paid to CMOs and CRO expenses in connection with our clinical development activities, which have largely been suspended following the restructuring we implemented in May 2024.

We typically use our employee and infrastructure resources across our development programs and we do not allocate personnel costs and other internal costs to specific product candidates or development programs with the exception of the costs to manufacture our product candidates.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will decrease for the foreseeable future as we implemented a layoff of 75% of our workforce in May 2024 and ceased most manufacturing and CMC-related activities. Research and development expenses will be primarily focused on continuing the ongoing ENLIGHTEN 2 Phase 3 clinical trial of LYR-210.

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
•
approval of an Investigational New Drug Application ("IND") for any potential future product candidate to commence planned or future clinical trials in the United States or foreign countries;
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
•
competition with other therapies; and
•
business interruptions resulting from global events such as pandemics.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets. Management continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. We also assess our right-of-use assets for impairment based on triggering events.

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

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a material effect on the allocation of arrangement consideration between multiple performance obligations.

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

Collaborative arrangement revenue

On May 31, 2021, and amended on September 26, 2022, the Company entered into the LianBio License Agreement with LianBio, to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the arrangement.

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

Prior to implementing our restructuring in May 2024, our practice was to contract with CROs to conduct clinical and other research and development services on our behalf. We base our expenses related to CROs on our estimates of the services received and efforts expended pursuant to quotes and contracts with them. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our CROs will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Dollar
	2024	2023	Change
Collaboration revenue	$1,534	$1,558	$(24)

Operating expenses:
Research and development	43,766	48,029	(4,263)
General and administrative	18,501	19,057	(556)
Impairment of property and equipment	1,883	1,592	291
Impairment of right-of-use assets	22,836	—	22,836
Restructuring and other related charges	10,896	—	10,896
Total operating expenses	97,882	68,678	29,204
Loss from operations	(96,348)	(67,120)	(29,228)
Other income:
Interest income	2,952	4,499	(1,547)
Total other income	2,952	4,499	(1,547)
Loss before income tax expense	(93,396)	(62,621)	(30,775)
Income tax expense	(39)	(59)	20
Net loss	$(93,435)	$(62,680)	$(30,755)

Collaboration Revenue

The decrease in collaboration revenue was a result of a decrease in revenue recognized under the LianBio License Agreement.

Research and Development Expenses

Research and development expense decreased by $4.3 million to $43.8 million for the year ended December 31, 2024 from $48.0 million for the year ended December 31, 2023.

The decrease in research and development expenses for the year ended December 31, 2024 was primarily attributable to a decrease in clinical related costs of $5.5 million as we completed both the BEACON trial for LYR-220 and the ENLIGHTEN 1 trial for LYR-210, a decrease of $3.5 million in employee related costs primarily driven by the May 2024 RIF, and a decrease in product development and manufacturing costs of $1.0 million. This decrease in costs was partially offset by increases in allocation and support costs and depreciation of $4.7 million, an increase in professional and consulting costs of $0.4 million and a $0.6 million gain recorded in 2023 related to our legal settlement with a former contract manufacturer.

General and Administrative Expenses

General and administrative expense decreased by $0.6 million to $18.5 million for the year ended December 31, 2024 from $19.1 million for the year ended December 31, 2023.

The decrease in general and administrative expenses for the year ended December 31, 2024 was primarily driven by a decrease in professional, consulting and public company fees of $0.7 million as we scaled back activities subsequent to announcing in May 2024 that the ENLIGHTEN 1 trial did not meet its primary endpoint, in addition to a decrease in employee related costs of $0.8 million primarily due to the May 2024 RIF and $0.4 million incurred in 2023 related to our financing efforts. This decrease in costs was partially offset by a net increase in allocation, support, depreciation and financing costs of $1.3 million primarily due to the increased rent and facilities expenses for the Company’s three leased facilities for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Impairment & Restructuring and Other Related Charges

The Company incurred impairment costs related to property and equipment of $1.9 million for the year ended December 31, 2024 compared to $1.6 million for the year ended December 31, 2023. During the second quarter of 2024 and as a result of our Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, we performed a recoverability test for property and equipment and concluded that the undiscounted cash flows associated with our property and equipment was less than its carrying value. We then compared the fair value of the property and equipment to the carrying value and recorded an impairment charge in the amount of $1.9 million which is included as an impairment of property and equipment in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

The Company incurred impairment costs related to our right-of-use assets of $22.8 million for the year ended December 31, 2024 compared to no such charges in 2023. In connection with our Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, in May 2024, we engaged a commercial real estate broker to market the Company’s three leased properties for sublease arrangements. As of December 31, 2024, we have not sublet any of our leased properties. Based upon these impairment indicators, we performed a recoverability test over our right-of-use assets and concluded that the right-of-use assets are impaired. As a result, we recorded an impairment charge in the amount of $22.8 million, which is included as an impairment of right-of-use assets in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

The Company incurred a restructuring charge in the amount of $10.9 million primarily related to severance and retention costs for the year ended December 31, 2024 compared to no such charges in 2023. In connection with our ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, our Board of Directors approved a reduction in our workforce, impacting 87 employees, which occurred during May and June 2024. We incurred costs related to employee termination benefits and other costs associated with the restructuring mainly during the second quarter of 2024, with the remainder of the costs to be incurred through May 1, 2025. These amounts are recorded as restructuring and other related charges within our consolidated statements of operations and comprehensive loss as they are incurred. For the year ended December 31, 2024, restructuring and other related charges consisted of $6.7 million of severance costs, $3.2 million of retention costs, and $1.0 million of other costs.

Interest Income

Interest income decreased by $1.5 million to $3.0 million for the year ended December 31, 2024 from $4.5 million for the year ended December 31, 2023. Interest income for both periods was primarily attributable to interest earned on the Company’s cash equivalents and short-term investments and the decrease was largely due to the net decrease in the combined balance of short-term investments and cash equivalents for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Income Tax Expense

During the year ended December 31, 2024 we recorded an income tax expense of $39,000 related to investment income, which was related to our cash equivalents and short-term investments held by our Massachusetts Securities Corporation. During the year ended December 31, 2023, we recorded an income tax expense of $59,000 related to our money market funds and short-term investments held by the Massachusetts Securities Corporation. The increase in income tax expense was primarily attributable to the balance held within our short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

From inception through December 31, 2024 we have raised an aggregate of $424.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 Financing (defined below), $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Original Sales Agreement dated September 1, 2023, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants.

The following table provides information regarding our total cash, cash equivalents and short-term investments at December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$40,577	$22,353
Short-term investments	—	80,400
Total	$40,577	$102,753

We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Under the shelf registration statement on Form S-3 (No. 333-256020) filed with the SEC on May 11, 2021, or the Form S-3, under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $250.0 million in the aggregate. See Note 10 for additional details.

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

On April 13, 2022, we announced the closing of the private placement of common stock (or, in lieu thereof, pre-funded warrants to purchase common stock), resulting in gross proceeds of approximately $100.5 million (“April 2022 Financing”). We received approximately $96.3 million in net proceeds after deducting estimated offering costs of $4.2 million. Pursuant to the securities purchase agreement, (i) certain investors purchased an aggregate of 18,815,159 shares of common stock at $4.22 per share for gross proceeds to the Company of $79.4 million and (ii) certain investors purchased pre-funded warrants to purchase an aggregate of 5,000,000 shares of common stock, with the exercise price of $0.001 per share for gross proceeds of $21.1 million to the Company. The warrants are exercisable on and after April 13, 2022 and expire on April 12, 2027.

On May 25, 2023, we entered into a Securities Purchase Agreement (the "Purchase Agreement"), with the purchasers named therein (the "Investors"), pursuant to which the Company agreed to sell securities to the Investors in a private placement (the "Private Placement"). The Purchase Agreement provided for the sale and issuance by the Company of: (i) an aggregate of 17,652,962 shares (the "Shares") of the Company's common stock, par value $0.001 per share (the "Common Stock"), and pre-funded warrants to purchase up to 2,408,188 shares of Common Stock (the "Pre-Funded Warrants"), with an exercise price of $0.001 per share, and (ii) accompanying warrants to purchase up to 10,030,575 shares of Common Stock (the "Purchase Warrants"), with an exercise price of $2.673 per share, for aggregate gross proceeds of approximately $50.0 million, before deducting private placement expenses. Each Share (or Pre-Funded Warrant to purchase one share) was issued with an accompanying Purchase Warrant to purchase one-half of one share, and the combined effective purchase price per share (or Pre-Funded Warrant to purchase one share) and accompanying Purchase Warrant to purchase one-half of one share was $2.4925 (less the exercise price of the Pre-Funded Warrant, if applicable). Each Pre-Funded

Warrant was exercisable immediately and will expire on May 31, 2028. Each Purchase Warrant will be exercisable at any time on or after November 30, 2023 and will expire on November 30, 2028.

The closing of the Private Placement occurred on May 31, 2023.

On September 1, 2023, we entered into a Controlled Equity Offering Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company's common stock for aggregate gross proceeds of up to $50.0 million. The offering and sale of up to $50.0 million of the common shares has been registered under the Securities Act, pursuant to the Company's Registration Statement on Form S-3 (File No. 333-256020) (the "Registration Statement"), which was originally filed with the SEC on May 11, 2021, and declared effective by the SEC on May 20, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement relating to the shares that was filed with the SEC on September 1, 2023.

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

The Sales Agreement contains customary representations, warranties and agreements by the Company, and indemnification obligations of the Company and Cantor and other obligations of the parties. Under the terms of the Sales Agreement, the Company has agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares sold through it pursuant to the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by Cantor in connection with the Sales Agreement.

On October 2, 2023, we sold an aggregate of 3,017,568 shares of common stock under the Sales Agreement, at a weighted average price of $3.71 per share, which generated net proceeds of $10.9 million. On November 15, 2023, the Company sold an aggregate of 3,000,000 shares of common stock under the Sales Agreement, at a weighted average price of $2.88 per share, which generated net proceeds of $8.2 million. On February 12, 2024, the Company sold an aggregate of 1,041,666 shares of common stock under the Sales Agreement, at a weighted average price of $4.80 per share, which generated net proceeds of $4.8 million.

The Sales Agreement entered into on September 1, 2023 was amended on March 22, 2024, as we entered into an Amended and Restated Controlled Equity Offering Agreement (the “Amended Sales Agreement”) with Cantor pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock for aggregate gross proceeds of up to $75.0 million. As of December 31, 2024, there was $23.9 million in proceeds net of issuance costs of $0.9 million generated from these agreements with $50.2 million still available for future sale under the Amended Sales Agreement.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(70,011)	$(63,304)
Net cash provided by (used in) investing activities	80,305	(12,584)
Net cash provided by financing activities	8,531	65,691
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,825	$(10,197)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $70.0 million for the year ended December 31, 2024, primarily resulting from our net loss of $93.4 million, partially offset by non-cash adjustments of $29.8 million and cash used from changes in our operating assets and liabilities of $6.3 million. Our net loss was primarily attributed to research and development activities and our general and administrative expenses. Our net non-cash charges during the year ended December 31, 2024 consisted of a $22.8 million impairment of right-of-use assets, $6.7 million of share-based compensation expense, $1.9 million impairment of long-lived assets, $0.5 million of depreciation expense and other charges of $0.2 million, which were partially offset by $2.3 million of net amortization of premiums on short-term investments. Net cash used in our operating assets and liabilities during the year ended December 31, 2024 consisted of a $7.9 million decrease in accrued expenses and accounts payable, a decrease of $3.4 million in operating lease liabilities and a decrease of $1.5 million in deferred revenue, partially offset by a $4.3 million increase in the restructuring liability, a $1.4 million increase in operating right-of-use assets and a $0.8 million increase in other assets, net of a $0.4 million decrease in prepaid expenses and other current assets. Increases and decreases in operating assets and liabilities were affected by the timing of payments.

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

Net Cash Provided by and Used in Investing Activities

Net cash provided by investing activities was $80.3 million for the year ended December 31, 2024 compared to net cash used in investing activities of $12.6 million for the year ended December 31, 2023. The increase in net cash provided by and the decrease in net cash used in investing activities was attributable to changes in the net purchases and sales of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8.5 million for the year ended December 31, 2024 compared to $65.7 million for the year ended December 31, 2023. The decrease in cash provided by financing activities of $57.2 million was primarily attributable to the change in net proceeds from our equity financings. See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion of the Company's equity financings.

Funding Requirements

We expect to continue to incur expenses in connection with our ongoing activities, primarily the ongoing ENLIGHTEN 2 Phase 3 trial evaluating LYR-210. To the extent we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

Management’s plans to obtain resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements and short-term borrowings from banks, stockholders or other related parties, if needed, and other strategic alternatives or transactions. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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
•
the costs of hiring personnel as needed after our restructuring, as well as obtaining additional resources that may be needed depending on our ability to continue as a going concern;
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
•
the costs of operating as a public company; and
•
the cost of potential business interruptions resulting from global events such as pandemics.

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

Further, the global economy, including credit and financial markets, has periodically experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. All of these factors could impact our liquidity and future funding requirements, including but not limited to our ability to raise additional capital when needed on acceptable terms, if at all. The duration of any economic slowdown is uncertain and the impact on our business is difficult to predict. See “Risk Factors— Unstable global political or economic conditions may have serious adverse consequences on our business, financial condition and share price".

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

a) On March 6, 2025, the Company’s Board of Directors approved amendments to the employment agreements with each of Dr. Palasis, Dr. Waksal and Mr. Cavalier that modify the form of payment of any cash severance that such named executive officer becomes entitled to in the event of a qualifying termination of employment, in accordance with the terms of his or her respective employment agreement, from installments to a lump sum (and, in the case of Dr. Palasis, such modification is only to the extent permitted under Section 409A of the Internal Revenue Code).

b) During the fiscal quarter ended December 31, 2024, none of our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following table presents information concerning our Board of Directors as of December 31, 2024.

Name	Age	Position	In Current Position Since
Harlan W. Waksal, M.D.	71	Executive Chair and Chairperson of the Board	February 2022
Maria Palasis, Ph.D.	60	President and Chief Executive Officer and Director	January 2015
C. Ann Merrifield	73	Director	September 2019
W. Bradford Smith	69	Director	November 2019
Nancy Snyderman, M.D., FACS	72	Director	October 2020
James R. Tobin	80	Director	March 2022

The following are brief biographies describing the backgrounds of our directors.

Harlan W. Waksal, M.D. has served as our Executive Chair since February 2022 and was elected to our Board of Directors in February 2022. Prior to his role with us as Executive Chair, Dr. Waksal served as President and Chief Executive Officer of Kadmon Holdings, Inc., or Kadmon, a biopharmaceutical company, from August 2014 and a director since 2013 until its acquisition by Sanofi in November 2021. Prior to joining Kadmon as an employee, Dr. Waksal served as President and Sole Proprietor of Waksal Consulting LLC from 2003 to 2014. From 2011 to 2014, Dr. Waksal served as Executive Vice President, Business and Scientific Affairs at Acasti Pharma, Inc., a publicly traded biopharmaceutical company, and as a consultant to Neptune Technologies & Bioresources, Inc., a publicly traded life sciences company and the parent company of Acasti. Dr. Waksal co‑founded ImClone Systems (“ImClone”) in 1987, a publicly traded biopharmaceutical company acquired by Eli Lilly and Company in 2008. Dr. Waksal served in senior roles at ImClone, including: President (1987 to 1994); Executive Vice President and Chief Operating Officer (1994 to 2002); and President, Chief Executive Officer and Chief Operating Officer (2002 to 2003). Dr. Waksal also served as a Director of ImClone from 1987 to 2005. Dr. Waksal served on the boards of Oberlin College and Sevion Therapeutics through March 2016 and the boards of Acasti and Neptune through February 2016 and July 2015, respectively. Since April 2024, Dr. Waksal has served as a member of the board of directors of Perceptive Capital Solutions Corp. Dr. Waksal’s additional roles include serving as a member of the board of directors of Perceptive Discovery Fund and a member of the Technology Advisory Board at the New Jersey Edison Innovation Fund. Dr. Waksal received his B.A. from Oberlin College and his M.D. from Tufts University School of Medicine. He completed his training in internal medicine at New England Medical Center and in pathology at Kings County Hospital Center in Brooklyn. We believe Dr. Waksal’s extensive management experience in the life science industry and drug development experience provides him with the qualifications and skills to serve on our Board of Directors.

Maria Palasis, Ph.D. has served as our President and Chief Executive Officer and a member of our Board of Directors since January 2015. Prior to her role with us as President and Chief Executive Officer, Dr. Palasis held positions of increasing responsibility, the most recent of which was Executive Vice President and Chief Technology Officer from 2011 to 2015. Before that, in 2008, Dr. Palasis joined Arsenal Medical, Inc., a biotechnology company, as Executive Vice President and subsequently served as President and Chief Executive Officer and a member of the board of directors of Arsenal Medical from January 2015 to June 2018. Before that, from November 1995 to January 2008, Dr. Palasis was employed with the title of Director at Boston Scientific Corporation, a medical device company, where she managed a portfolio of external biotech and medical device investments and led the development of several combination therapies. Dr. Palasis has also served as a member of the board of directors of Beta Bionics, Inc. since January 2025. Dr. Palasis holds a B.S. and Ph.D. in Chemical Engineering from the University of Cincinnati, and she held a postdoctoral fellowship in molecular biology at the University of Cincinnati School of Medicine. We believe that Dr. Palasis’ experience in the industry and knowledge of our Company qualifies her to serve on our Board of Directors.

C. Ann Merrifield has served as a member of our Board of Directors since September 2019. Ms. Merrifield has also served as a member of the boards of directors for a portfolio of public and private companies in the life sciences sector, which include InVivo Therapeutics Holdings Corp., from November 2014 until January 2025, and Flexion Therapeutics, Inc., from June 2014 to November 2021 until it was acquired by Pacira BioSciences. From July 2015 to August 2018, she served as a director of Juniper Pharmaceuticals, Inc., a healthcare company, until it was acquired by Catalent, Inc. and from

December 2016 to January 2019, she served as a director of Veritas Genetics, Inc. Ms. Merrifield also serves as a Trustee for MassMutual Premier, Select and MML Series Investment Funds, the Huntington Theatre Company, the YMCA of Greater Boston, and the International Institute of New England. From November 2012 to July 2014, Ms. Merrifield served as President, Chief Executive Officer and director of PathoGenetix Inc., a genomics company, which voluntarily filed for Chapter 7 bankruptcy in July 2014. Before that, Ms. Merrifield spent 18 years at Genzyme Corporation, serving in several leadership roles, including President of Genzyme Biosurgery, President of Genzyme Genetics and Senior Vice President, Business Excellence. Ms. Merrifield holds a B.A. in Zoology and a Master of Education from the University of Maine and an M.B.A. from the Tuck School of Business at Dartmouth College. We believe that Ms. Merrifield’s extensive industry experience qualifies her to serve on our Board of Directors.

W. Bradford Smith has served as a member of our Board of Directors since November 2019. Since December 2024, Mr. Smith has served as the Chief Financial Officer of Incendia Therapeutics, Inc. From November 2023 to March 2024, Mr. Smith served as a consultant to Homology Medicines, Inc. (NASDAQ: FIXX), where he served as Chief Financial Officer, Chief Business Officer and Treasurer from March 2022 until November 2023, when the company announced it signed a merger agreement with Q32 Bio, Inc. He also served as Homology’s Chief Financial Officer and Treasurer from April 2017 to March 2022 and as Secretary from July 2017 to June 2020. From March 2014 to April 2017, Mr. Smith was Chief Financial Officer of Ocular Therapeutix, Inc., a biopharmaceutical company, where he led the company's strategic financings, including an IPO and subsequent follow-on offerings, and completed a development and commercialization deal with a major biopharmaceutical company. Prior to joining Ocular Therapeutix, Mr. Smith served as Chief Financial Officer of OmniGuide, Inc., a medical device company, from July 2008 to March 2014. Since May 2021, Mr. Smith has served on the board of directors of eGenesis, a private gene editing company. Mr. Smith holds a B.S. in Biology from Tufts University and an M.B.A. from the Whittemore School of Business and Economics at the University of New Hampshire. We believe that Mr. Smith’s extensive financial and industry experience qualify him to serve on our Board of Directors.

Nancy Snyderman, M.D., FACS has served as a member of our Board of Directors since October 2020. Dr. Snyderman has also served on the board of directors of Alkermes plc, a biopharmaceutical company, since May 2016. From April 2019 to November 2024, Dr. Snyderman has served on the board of directors of Axonics Inc., a medical device company. From 2006 to 2018, Dr. Snyderman served as an advisory board member to GE's Healthymagination, General Electric Company’s healthcare initiative. From 2003 to 2008, Dr. Snyderman also served as a senior vice president for corporate communications at Johnson & Johnson. Dr. Snyderman is a board-certified Otolaryngologist-Head and Neck surgeon and clinical researcher and has had academic appointments at the University of Pennsylvania and the University of California-San Francisco. From 2016 to 2018, she served as a consulting professor at the Center for Innovation for Global Health at Stanford University. Dr. Snyderman is an Emmy award winning medical correspondent, having worked at ABC News from 1987 to 2003 and later as chief medical editor at NBC News from 2004 to 2015. Dr. Snyderman holds a B.A. in Microbiology from Indiana University and a M.D. from the University of Nebraska Medical Center and has completed residencies in Pediatrics and Otolaryngology Head and Neck Surgery at the University of Pittsburgh. We believe that Dr. Snyderman's extensive experience as an executive at a pharmaceutical company, as well as her roles in academia and as an advisor to policy organizations, qualifies her to serve on our Board of Directors.

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

Information about our Executive Officers

The following table presents information concerning our executive officers as of February 28, 2025.

Name	Age	Position	In Current Position Since
Harlan W. Waksal, M.D.	71	Executive Chair and Chairperson of the Board	February 2022
Maria Palasis, Ph.D.	60	President and Chief Executive Officer and Director	January 2015
Jason Cavalier	52	Chief Financial Officer and Treasurer	September 2021

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

Code of Business Conduct and Ethics

Our Board has adopted a written code of business conduct (the “Code of Business Conduct and Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on our website at www.lyratx.com in the “Governance” section of the “Investors & News” page. In addition, we intend to post on our website all disclosures that are required by law or The Nasdaq Stock Market LLC concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. We granted no waivers under our Code of Business Conduct and Ethics during the fiscal year 2024.

Insider Trading Compliance Policy

Our Board has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”) that consists of James R. Tobin, W. Bradford Smith and Nancy Snyderman. Mr. Smith serves as the Chair of the Audit Committee. Our Board of Directors has determined that each of the current members of the audit committee (James R. Tobin, W. Bradford Smith and Nancy Snyderman), as well as Edward Anderson who served on the audit committee in 2024, qualifies as an independent director under the Nasdaq rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. Our Board of Directors has also determined that each of James R. Tobin, W. Bradford Smith and Nancy Snyderman meets the “financial literacy” requirement for audit committee members under the Nasdaq Stock Market rules and W. Bradford Smith as well as James R. Tobin are “audit committee financial experts” within the meaning of the SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2024 other than one late Form 4 reporting one transaction for Dr. Palasis.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2024 Summary Compensation Table” below. In 2024, our “named executive officers” and their positions were as follows:

•
Maria Palasis, Ph.D., President and Chief Executive Officer;
•
Harlan W. Waksal, M.D., Executive Chair and Chairperson of the Board;
•
Jason Cavalier, Chief Financial Officer and Treasurer; and
•
Richard Nieman, M.D, Former Chief Medical Officer

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Maria Palasis, Ph.D. President and Chief Executive Officer	2024	625,000	187,500	72,060	2,783,149	—	64,488	3,732,197
	2023	583,000	—	—	842,675	349,800	9,900	1,785,375
Harlan W. Waksal, M.D. Executive Chairman	2024	400,000	—	2,365,731	—	—	30,878	2,796,609
	2023	200,000	—	—	415,003	—	10,060	625,063
Jason Cavalier Chief Financial Officer and Treasurer	2024	444,444	133,333	24,020	633,239	—	68,924	1,303,960
	2023	441,141	—	—	290,502	175,000	36,530	943,173
Richard Nieman, M.D.(6) Former Chief Medical Officer	2024	250,613	72,503	—	633,239	—	397,836	1,354,191
	2023	476,579	—	—	115,240	200,000	25,834	817,653

(1)
Amounts represent cash retention bonuses awarded in 2024 and earned based on continued service through October 1, 2024, or, in the case of Dr. Nieman, upon his termination without cause on June 26, 2024. Upon his departure from the Company, Dr. Nieman received the first installment of the retention bonus, as reported in the Summary Compensation Table, and forfeited the right to receive the second and third installments of the retention bonus.
(2)
Amounts represent the full grant date fair value of restricted stock units ("RSUs"), including performance-based RSUs, granted during 2024 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. The amount included for performance-based RSUs is based on the probable outcome of the applicable performance conditions as of the date of grant. This amount also represents the potential value of the award assuming maximum achievement of the performance conditions. We provide information regarding the assumptions used to calculate the value of all RSU awards, including performance-based RSU awards, made to named executive officers in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.
(3)
Amounts represent the full grant date fair value of stock options, including performance-based stock options, granted during 2024 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. The amount included for performance-based stock options is based on the probable outcome of the applicable performance conditions as of the date of grant. This amount also represents the potential value of the award assuming maximum achievement of the performance conditions. We provide information regarding the assumptions used to calculate the value of all option awards made to named executive officers in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.
(4)
Amounts represent performance-based annual cash bonuses for fiscal year 2023, determined by our Board of Directors for the named executive officers.
(5)
Amounts for fiscal year 2024 represent company 401(k) matching contributions, taxable fringe benefits, personal time off payouts and in the case of Dr. Waksal, travel expenses and related tax gross-ups, and in the case of Dr. Nieman, severance payments paid or accrued for fiscal year 2024 in conjunction with our restructuring program implemented in 2024, as described in Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.
(6)
Dr. Nieman's active employment ceased effective June 26, 2024.

Narrative to Summary Compensation Table

2024 Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. For 2024, the base salaries for Dr. Palasis, Dr. Waksal, Mr. Cavalier and Dr. Nieman were $625,000, $400,000, $444,444 and $483,351, respectively.

Retention Bonuses

In May 2024, we entered into retention bonus letter agreements with Dr. Palasis, Mr. Cavalier and Dr. Nieman that provide for retention bonuses to be paid in three installments, with the first installment (representing 50% of the total retention bonus in the case of Dr. Palasis and Mr. Cavalier and 25% in the case of Dr. Nieman) earned based on continued service through October 1, 2024; the second installment (representing 25% of the total retention bonus) earned based on continued service through January 1, 2025; and the final installment (representing 25% of the total retention bonus in the case of Dr. Palasis and Mr. Cavalier and 50% in the case of Dr. Nieman) earned based on continued service through May 1, 2025. In the event that such named executive officer is terminated by the Company without “cause” prior to any retention date, he or she is entitled to the retention bonus installment payment that would otherwise be paid in respect of such retention date (subject to signing a release of claims in favor of the Company).

The total retention bonus amounts are set forth in the following table:

Named Executive Officer	Total Retention Bonus
Maria Palasis, Ph.D.	$375,000
Jason Cavalier	$266,666
Richard Nieman, M.D.	$290,011

Equity Compensation

We offer stock awards and stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock awards allow employees to receive shares of common stock upon their respective vesting dates and options generally allow employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant. With respect to grants made in connection with the commencement of employment, our stock options typically vest as to 25% of the underlying shares on the first anniversary of the vesting commencement date and in equal monthly installments over the following three years, subject to the holder’s continued service with us. From time to time, our Board of Directors may also construct alternate vesting schedules as it determines are appropriate to motivate particular employees. Historically, our stock options have been intended to qualify as “incentive stock options” to the extent permitted under the Internal Revenue Code.

The following table sets forth the stock awards and options granted to our named executive officers in 2024.

Named Executive Officer	2024 Stock Awards Granted	2024 Stock Options Granted
Maria Palasis, Ph.D.	300,000	1,050,000
Harlan W. Waksal, M.D.	660,000	—
Jason Cavalier	100,000	200,000
Richard Nieman, M.D.	—	200,000

In connection with our annual performance review, in March 2024 Dr. Palasis was granted an option to purchase 1,050,000 shares of our common stock, with 550,000 option shares subject to vesting based on achievement of performance goals, and 500,000 option shares subject to time vesting conditions. In addition, in October 2024, Dr. Palasis was granted 300,000 restricted stock units subject to time vesting conditions. In March 2024, Dr. Waksal was granted 660,000 restricted stock units, 275,000 of which are subject to time vesting conditions and 385,000 of which are subject to achievement of performance goals. In January 2024 Mr. Cavalier was granted an option to purchase 200,000 shares of common stock subject to time vesting conditions, and in October 2024 Mr. Cavalier was granted 100,000 restricted stock units subject to time vesting conditions. In January 2024 Dr. Nieman was granted an option to purchase 200,000 shares of common stock subject to time vesting conditions. This option was forfeited upon his termination of employment with the Company in June 2024.

Other Elements of Compensation

Retirement Plan

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. For 2024, we made matching contributions of 50% of the first 6% of eligible compensation contributed under our 401(k) plan.

Employee Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our employee benefit plans and programs, including medical, dental, and vision benefits, health spending accounts, and short- and long-term disability, accidental death and dismemberment, and life insurance and personal time off ("PTO") pay-outs to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024.

	Option Awards (1)									Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(8)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (8)
Maria Palasis, Ph.D.	9/23/2015	94,287		—		—		22.76	9/23/2025	—		—	—		—
	6/13/2017	31,429		—		31,429	(2)	1.73	6/13/2027	—		—	—		—
	3/6/2019	170,455		—		—		2.76	3/6/2029	—		—	—		—
	4/30/2020	326,303		—		—		16.00	4/29/2030	—		—	—		—
	2/8/2021	115,000		5,000	(1)	—		10.63	2/8/2031	—		—	—		—
	2/12/2022	90,241	(2)	37,159	(1)	—		4.78	2/11/2032	—		—	—		—
	2/16/2022	58,333		—		116,667	(3)	4.21	2/16/2032	—		—	—		—
	1/31/2023	119,791	(2)	130,209	(1)	—		2.85	1/31/2033	—		—	—		—
	6/15/2023	56,250		93,750	(1)	—		2.99	6/15/2033	—		—	—		—
	3/18/2024	114,583		385,417	(1)	—		5.77	3/18/2034	—		—	—		—
	3/21/2024	—		—		550,000	(4)	6.07	3/21/2034	—		—	—		—
	10/16/2024	—		—		—		—	—	300,000	(5)	61,800	—		—
Harlan W. Waksal, M.D.	2/16/2022	—		—		520,000	(3)	4.21	2/15/2032	—		—	—		—
	6/16/2022	—		—		953,002	(3)	5.09	6/15/2032	—		—	—		—
	1/31/2023	45,833		154,167	(1)	—		2.85	1/31/2033	—		—	—		—
	3/18/2024	—		—		—		—	—	275,000	(6)	56,650	—		—
	3/21/2024	—		—		—		—	—	—		—	385,000	(7)	79,310
Jason Cavalier	9/13/2021	84,500		19,500	(1)	—		8.22	9/12/2031	—		—	—		—
	2/12/2022	11,053		4,552	(1)	—		4.78	2/11/2032	—		—	—		—
	1/31/2023	67,083		72,917	(1)	—		2.85	1/31/2033	—		—	—		—
	1/31/2024	45,833		154,167	(1)	—		4.58	1/31/2034	—		—	—		—
	10/16/2024	—		—		—		—	—	100,000	(5)	20,600	—		—

(1)
Except as otherwise indicated, options vest and become exercisable in equal monthly installments over four years following the vesting commencement date, subject to the named executive officer’s continued service with us on each applicable vesting date.
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
(4)
Option is eligible to vest as to 100% of the shares underlying the option on January 31, 2028, subject to the achievement by the Company of certain specified strategic milestones within specified timeframes.
(5)
RSUs vest in three substantially equal installments on each of April 1, 2025, October 1, 2025 and April 1, 2026, subject to the named executive officer’s continued service on each applicable vesting date.
(6)
RSUs vest as to 100% of the underlying shares on January 31, 2025, subject to Dr. Waksal’s continued service on such vesting date.
(7)
Performance-based RSUs are eligible to vest as to 100% of the underlying shares on January 31, 2028, subject to the achievement by the Company of certain specified strategic milestones within specified timeframes. The amount shown is the target number of RSUs, which is also the maximum number or RSUs that may vest.
(8)
Amounts are based on per share value of $0.206, the closing stock price of our common stock on December 31, 2024.

Executive Employment Agreements

We have entered into employment agreements with each of our named executive officers. The employment agreements provide for the annual base salaries described above under the headings “2024 Salaries.” Each of our named executive officers, other than Dr. Waksal, is eligible for an annual target bonus opportunity, however, each such named executive officer waived such opportunity in respect of the 2024 fiscal year.

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

Under the employment agreements, if we terminate the employment of Dr. Palasis, Dr. Waksal or Mr. Cavalier without “cause” or the executive resigns for “good reason” (each as defined below), subject to the executive’s timely execution of a release of claims and continued compliance with a separate restrictive covenant agreement (described below), the executive is entitled to receive (i) base salary continuation for a period of 12 months for Dr. Palasis and Dr. Waksal, and 9 months for Mr. Cavalier, (ii) in the case of Dr. Palasis and Mr. Cavalier, payment of any annual bonus for the prior year earned but unpaid as of the date of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months for Dr. Palasis and Dr. Waksal, and 9 months for Mr. Cavalier, less the amount each named executive officer would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on the named executive officer’s termination date, and (iv) in the case of Dr. Palasis and Dr. Waksal, any vested and exercisable options will remain outstanding and exercisable for 15 months or 12 months, respectively, following termination.

If we terminate Dr. Palasis, Dr. Waksal, or Mr. Cavalier without “cause” or the executive resigns for “good reason,” in either case, on or within three months prior to or 12 months following a change in control, then, in lieu of the severance benefits described above, subject to the executive’s timely execution of a release of claims, the executive is entitled to receive (i) an amount equal in cash equal to 1.5 times for Dr. Palasis and Dr. Waksal, and 1.0 times for Mr. Cavalier the sum of the named executive officer’s annual base salary plus target annual bonus for the year of termination, (ii) in the case of Dr. Palasis and Mr. Cavalier, payment of any annual bonus for the prior year earned but unpaid as of the date of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 18 months for Dr. Palasis and Dr. Waksal and 12 months for Mr. Cavalier, less the amount each named executive officer would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on the named executive officer’s termination date, (iv) accelerated vesting of all unvested equity or equity-based awards held by the named executive officer that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement, (v) in the case of Dr. Palasis and Dr. Waksal, any vested and exercisable options will remain outstanding and exercisable for 15 months or 12 months, respectively, following termination, and (vi) in the case of Dr. Palasis and Dr. Waksal, payment of the Transaction Bonus, provided that the conditions for payment are otherwise satisfied.

Each of our named executive officers has agreed to refrain from competing with us while employed and following his or her termination of employment for any reason for a period of one year and to refrain from soliciting our employees or customers while employed and following his or her termination of employment for any reason for a period of two years in the case of Dr. Palasis and one year in the case of Dr. Waksal and Mr. Cavalier.

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

Severance Agreement with Dr. Nieman

Dr. Nieman ceased employment with us in June 2024 and, upon his execution of a release of claims in favor of the Company, commenced receiving severance payments and benefits pursuant to his employment agreement with us, which consist of base salary continuation for a period of nine months; and payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to nine months, less the amount Dr. Nieman would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date.

Clawback Policy

We maintain a compensation recovery policy that is compliant with the listing requirements of Nasdaq.

Equity Award Timing Policies and Practices

We do not grant option awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on option award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. In fiscal 2024, we granted stock options to Dr. Palasis within four business days before the filing of our Annual Report on Form 10-K for the year ended December 31, 2023. The following table is being provided pursuant to Item 402(x) of Regulation S-K regarding such stock option grants.

Name	Grant date	Number of securities underlying the award	Exercise price of the award	Grant date fair value of the award

Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

Maria Palasis, Ph.D.	March 18, 2024	500,000	$5.77	$4.02	1.5%
Maria Palasis, Ph.D.	March 21, 2024	550,000	$6.07	$4.23	1.5%

Director Compensation

2024 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Michael Altman	37,935	8,169	46,104
C. Ann Merrifield	53,250	8,169	61,419
Edward Anderson	11,875	—	11,875
W. Bradford Smith	64,000	8,169	72,169
James Tobin	92,500	8,169	100,669
Konstantin Poukalov	37,935	8,169	46,104
Nancy Snyderman, M.D.	54,563	8,169	62,732

(1)
Amounts reflect the full grant-date fair value of stock awards and stock options granted during 2024 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to our directors in Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2024 by each non-employee director. None of our non-employee directors held unvested stock awards as of December 31, 2024.

Name	Options Outstanding at Fiscal Year End
Michael Altman	49,000
C. Ann Merrifield	77,788
W. Bradford Smith	77,789
Konstantin Poukalov	49,000
James Tobin	64,500
Nancy Snyderman, M.D.	79,000

Non-Employee Director Compensation Program

Compensation received by our non-employee directors for their services on our Board of Directors under our non-employee director compensation program consisted of the following amounts for fiscal year 2024:

•
Upon the director’s initial election or appointment to our Board of Directors, an option to purchase 60,000 shares of our common stock;
•
If the director has served on our Board of Directors for at least six months as of the date of an annual meeting of stockholders and will continue to serve as a director immediately following such meeting, an option to purchase 30,000 shares of our common stock on the date of the annual meeting;
•
An annual director fee of $40,000;
•
If the director serves as lead independent director or chair or on a committee of our Board of Directors, an additional annual fee as follows:
•
Chair of the board or lead independent director: $30,000;
•
Chair of the audit committee: $20,000;
•
Audit committee member other than the chair, $10,000;
•
Chair of the compensation committee, $15,000;

•
Compensation committee member other than the chair, $7,500;
•
Chair of the nominating and corporate governance committee, $10,000; and
•
Nominating and corporate governance committee member other than the chair, $5,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information (As of December 31, 2024)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column) (5)
Equity compensation plans approved by security holders(1)	4,414,559	(3)	$6.19	(4)	1,420,831
Equity compensation plans not approved by security holders(2)	1,900,002		4.44		863,000
Total	6,314,561		$5.66		2,283,831

(1)
Consists of the Lyra Therapeutics, Inc. 2020 Stock Incentive Plan, as amended (the “2020 Plan”), 2016 Equity Incentive Plan, as amended (“2016 Plan”), 2005 Equity Incentive Plan, as amended (“2005 Plan”), and 2020 Employee Stock Purchase Plan (“2020 ESPP”).
(2)
Consists of the Lyra Therapeutics, Inc. 2022 Employment Inducement Award Plan (the “Inducement Award Plan”), which was adopted without stockholder approval in reliance on the exception for “inducement awards” provided by Nasdaq Rule 5635(c)(4). The material terms of the Inducement Award Plan are described in Note 12 to the consolidated financial statements in this Annual Report on Form 10-K.
(3)
Includes 96,533 shares of common stock issuable upon exercise of stock options under the 2005 Plan, 283,233 shares of common stock issuable upon exercise of stock options under the 2016 Plan, and 4,034,793 shares of common stock issuable upon exercise of stock options under the 2020 Plan.
(4)
As of December 31, 2024, the weighted-average exercise price of outstanding options under the 2005 Plan was $22.76, the weighted-average exercise price of outstanding options under the 2016 Plan was $3.10, and the weighted-average exercise price of outstanding options under the 2020 Plan was $6.01. RSUs do not have an exercise price and were not taken into account when calculating weighted average exercise prices.
(5)
Includes 696,925 shares available for future issuance under the 2020 Plan and 723,906 shares available for issuance under the 2020 ESPP. The Company suspended offerings under the 2020 ESPP in June 2024. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (B) such smaller number of shares as is determined by the Board of Directors. In addition, any shares that were subject to awards outstanding under the 2005 Plan and the 2016 Plan as of the effective date of the 2020 Plan which are forfeited, expire, lapse for any reason or are settled for cash without the issuance of shares will be added to the number of shares available for issuance under the 2020 Plan. The 2020 ESPP provides for an annual increase on the first day of each calendar year beginning January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (A) 0.5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year, and (B) such smaller number of shares as is determined by the Board of Directors, provided that no more than 987,500 shares of our common stock may be issued under the 2020 ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock by (i) each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock and (ii) each of our named executive officers, each of our directors and all of our current executive officers and directors as a group as of February 28, 2025, unless otherwise indicated.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 65,880,561 shares of common stock outstanding as of February 28, 2025. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options held by such person that are currently exercisable or will become exercisable within 60 days of February 28, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage
5% or Greater Stockholders
Entities Affiliated with Perceptive Advisors, LLC(1)	12,757,562	19.36%
Entities Affiliated with North Bridge Venture Partners(2)	5,888,416	8.94%
Named Executive Officers and Directors
Maria Palasis, Ph.D.(3)	670,450	1.01%
Harlan W. Waksal, M.D.(4)	1,140,466	1.72%
Jason Cavalier.(5)	186,936	*
Richard Nieman, M.D.	—	*
C. Ann Merrifield (6)	59,116	*
W. Bradford Smith (7)	47,789	*
Nancy L. Snyderman, M.D. (8)	50,025	*
James R. Tobin (9)	34,500	*
All current executive officers and directors as a group (8 Persons) (10)	2,189,282	3.24%

* Less than 1% ownership as of February 28, 2025.

Unless noted otherwise, the address of all listed stockholders is 480 Arsenal Way, Watertown, MA 02472. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

________

(1)
Pursuant to a Schedule 13D/A filed with the SEC on December 16, 2024, Perceptive Life Sciences Master Fund, Ltd. (“Perceptive Life”) reported shared voting power and shared dispositive power over 11,469,116 shares of common stock; Perceptive LS (A), LLC (“Perceptive LS”) reported shared voting power and shared dispositive power over 1,288,446 shares of common stock; Joseph Edelman reported shared voting power and shared dispositive power over 12,757,562 shares of common stock; and Perceptive Advisors LLC reported shared voting power and shared dispositive power over 12,757,562 shares of common stock. Perceptive Advisors LLC serves as the investment advisor to Perceptive Life. Perceptive LS GP, LLC is the manager of Perceptive LS. Joseph Edelman is the managing member of Perceptive Advisors LLC and the sole member of Perceptive LS GP, LLC. On December 12, 2024, each of

Konstantin Poukalov and Michael Altman, Managing Directors at Perceptive Advisors, resigned from our Board of Directors. The address of the aforementioned individuals and entities is c/o Perceptive Advisors, LLC, 51 Astor Place, 10th Floor, New York, New York 10003.
(2)
Pursuant to a Schedule 13D/A filed with the SEC on June 9, 2023, North Bridge Venture Partners V-A, L.P. (“NBVP V-A”) reported shared voting power and shared dispositive power over 2,259,301 shares of common stock; North Bridge Venture Partners V-B, L.P. (“NBVP V-B”) reported shared voting power and shared dispositive power over 1,107,370 shares of common stock; and North Bridge Venture Partners VI, L.P. (“NBVP VI”) reported shared voting power and shared dispositive power over 2,521,745 shares of common stock. North Bridge Venture Management V, L.P. (“NBVM V”), is the sole General Partner of NBVP V-A and NBVP V-B and may be deemed to have voting and dispositive power with respect to the shares held by those entities. NBVM GP, LLC, the General Partner of NBVM V, may be deemed to have voting and dispositive power over the shares held of record by NBVP VA and NBVP V-B. Shared voting and dispositive power of such shares are vested in Edward T. Anderson and Richard A. D’Amore. North Bridge Venture Management VI, L.P. (“NBVM VI”), is the sole General Partner of NBVP VI. NBVM GP, LLC, the General Partner of NBVM VI, and may be deemed to have voting and dispositive power over the shares held of record by NBVP VI. Shared voting and dispositive power of such shares are vested in Edward T. Anderson and Richard A. D’Amore. Mr. Anderson, a former member of our Board of Directors, and a manager of NBVM GP, LLC, disclaims beneficial ownership over such shares, except to the extent of his pecuniary interest therein. Mr. Anderson has sole voting power and sole dispositive power over 118,483 shares of common stock. The address of all entities affiliated with North Bridge Venture Partners is 150 A Street, Suite 102 Needham, MA 02492.
(3)
Consists of options to purchase 570,450 shares of common stock that are or will be immediately exercisable within 60 days of February 28, 2025 and 100,000 shares of common stock underlying restricted stock units that will vest within 60 days of February 28, 2025.
(4)
Consists of 536,966 shares of common stock and options to purchase 603,500 shares of common stock that are or will be immediately exercisable within 60 days of February 28, 2025.
(5)
Consists of options to purchase 153,603 shares of common stock that are or will be immediately exercisable within 60 days of February 28, 2025 and 33,333 shares of common stock underlying restricted stock units that will vest within 60 days of February 28, 2025.
(6)
Consists of 11,328 shares of common stock and 47,788 options to purchase shares of common stock that are or will be immediately exercisable within 60 days of February 28, 2025.
(7)
Consists of options to purchase 47,789 shares of common stock that are or will be immediately exercisable within 60 days of February 28, 2025.
(8)
Consists of 1,025 shares of common stock and 49,000 options to purchase shares of common stock that are or will be immediately exercisable within 60 days of February 28, 2025.
(9)
Consists of options to purchase 34,500 shares of common stock that are or will be immediately exercisable within 60 days of February 28, 2025.
(10)
Consists of 549,319 shares of common stock, 1,506,630 shares of common stock that are or will be immediately exercisable within 60 days of February 28, 2025 and 133,333 shares of common stock underlying restricted stock units that will vest within 60 days of February 28, 2025.

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

LianBio License Agreement

Entities affiliated with Perceptive Advisors, LLC are shareholders of both us and LianBio. Additionally, our former directors, Konstantin Poukalov and Michael Altman are each a Managing Director at Perceptive Advisors, LLC and Mr. Poukalov served as the Executive Chairman of LianBio’s board of directors. See “Management’s Discussion and Analysis—Financial Operations Overview” for a description of the LianBio License Agreement.

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

Independence of the Board of Directors

Our Board of Directors has determined that each of C. Ann Merrifield, W. Bradford Smith, Nancy Snyderman, M.D., FACS and James R. Tobin qualify as “independent” in accordance with the listing requirements of Nasdaq. In addition, our Board of Directors determined that each of Michael Altman, Edward Anderson, and Konstantine Poukalov qualified as “independent” for the duration of their service on our Board of Directors during the year ended December 31, 2024. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. Harlan W. Waksal, M.D. and Maria Palasis, Ph.D. are not independent. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of BDO USA, P.C., our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2024	2023
Audit Fees(1)	$484,250	$520,770
Total Fees	$484,250	$520,770

________

(1)
For 2024 and 2023, audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this report:
(1)
Financial Statements.

The following documents are included on pages F-1 through F-33 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

(3)
List of Exhibits.

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of Lyra Therapeutics, Inc., dated May 5, 2020 and the Certificate of Amendment to the Restated Certificate of Incorporation of Lyra Therapeutics, Inc., dated June 13, 2024	8-K	3.1	June 18, 2024	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.1	December 18, 2023	001-39273

4.1	Ninth Amended and Restated Investor Rights Agreement, dated as of April 7, 2022, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	4.1	April 13, 2022	001-39273

4.2	Amendment No. 1 to Ninth Amended and Restated Investor Rights Agreement, dated as of May 25, 2023, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	4.1	May 31, 2023	001-39273

4.3	Form of Pre-Funded Warrant, together with a schedule of Pre-Funded Warrants, each dated as of May 31, 2023, issued by Lyra Therapeutics, Inc. to the Investors set forth on such schedule	8-K	4.2	May 31, 2023	001-39273

4.4	Form of Purchase Warrant, together with a schedule of Purchase Warrants, each dated as of May 31, 2023, issued by Lyra Therapeutics, Inc. to the Investors set forth on such schedule	8-K	4.3	May 31, 2023	001-39273

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
4.5	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1/A	4.2	April 27, 2020	333-236962

4.6	Form of Warrants to Purchase Common Stock, dated various dates, issued by the Registrant to various investors, together with a schedule of warrants and warrantholders	S-1/A	4.3	April 27, 2020	333-236962

4.7	Form of Common Stock Purchase Warrant, together with a schedule of Warrants, each dated April 12, 2022, issued by Lyra Therapeutics, Inc. to the Investors set forth on such schedule	8-K	4.2	April 13, 2022	001-39273

4.8*	Description of Securities

10.1#	2005 Equity Incentive Plan, as amended, and form of agreements thereunder	S-1	10.1	March 6, 2020	333-236962

10.2#	2016 Equity Incentive Plan, as amended, and form of agreements thereunder	S-1	10.2	March 6, 2020	333-236962

10.3#	2020 Incentive Award Plan and form of agreements thereunder	S-1/A	10.3	April 27, 2020	333-236962

10.4#	Lyra Therapeutics, Inc. 2022 Inducement Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Harlan Waksal, M.D. on February 16, 2022	8-K	10.4	February 18, 2022	001-39273

10.4.1#	Lyra Therapeutics, Inc. 2020 Incentive Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Maria Palasis, Ph.D. on February 16, 2022	8-K	10.3	February 18, 2022	001-39273

10.4.2	Lyra Therapeutics, Inc. 2022 Employment Inducement Award Plan as Amended and Restated, Effective December 9, 2022	10-K	10.4.6	March 29, 2023	001-39273

10.4.3#	Amendment No. 1 to Lyra Therapeutics, Inc. 2022 Employment Inducement Award Plan, as Amended and Restated Effective December 12, 2022	10-Q	10.1	November 7, 2023	001-39273

10.4.4#	Lyra Therapeutics, Inc. 2020 Incentive Award Plan Performance Based Restricted Stock Unit Grant Notice and Performance Based Restricted Stock Unit Agreement issued to Harlan Waksal, M.D. on March 21, 2024	10-Q	10.1	April 30, 2024	001-39273

10.4.5#	Lyra Therapeutics, Inc. 2020 Incentive Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Maria Palasis, Ph.D. on March 21, 2024	10-Q	10.2	April 30, 2024	001-39273

10.5#	Non-Employee Director Compensation Program	S-1/A	10.4	April 27, 2020	333-236962

10.6#	2020 Employee Stock Purchase Plan	S-1/A	10.5	April 27, 2020	333-236962

10.7#	Form of Indemnification Agreement for directors and officers of the Registrant	S-1/A	10.6	April 27, 2020	333-236962

10.8	Lease Agreement between the Registrant and ARE-480 Arsenal St, LLC, dated August 14, 2007, as amended	S-1	10.7	March 6, 2020	333-236962

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.9#	Employment Agreement between the Registrant and Maria Palasis, Ph.D., dated as of April 27, 2020	S-1/A	10.8	April 27, 2020	333-236962

10.10+	License and Collaboration Agreement dated May 31, 2021, by and between the Registrant and LianBio Inflammatory Limited and LianBio.	10-Q	10.1	August 9, 2021	001-39273

10.11+	First Amendment to License and Collaboration Agreement, dated September 26, 2022, between Registrant and LianBio Inflammatory Limited and LianBio	10-Q	10.1	November 8, 2022	001-39273

10.12#	Employment Agreement between the Registrant and Jason Cavalier dated as of September 13, 2021	10-Q	10.2	November 9, 2021	001-39273

10.13#	First Amendment to the Employment Agreement between the Registrant and Maria Palasis, Ph.D. dated as of February 16, 2022	8-K	10.1	February 18, 2022	001-39273

10.14#	Employment Agreement between the Registrant and Harlan Waksal, M.D. dated as of February 16, 2022	8-K	10.2	February 18, 2022	001-39273

10.15#	Employment Agreement by and between the Registrant and Richard Nieman, M.D. dated as of June 30, 2022	10-Q	10.3	August 9, 2022	001-39273

10.16	Securities Purchase Agreement, dated as of April 7, 2022, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.1	April 13, 2022	001-39273

10.17	Registration Rights Agreement, dated as of April 7, 2022, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.2	April 13, 2022	001-39273

10.18	Sixth Amendment to Lease, dated November 14, 2022, by and between Lyra Therapeutics, Inc. and ARE-480 Arsenal Street, LLC	8-K	10.1	November 16, 2022	001-39273

10.19	Seventh Amendment to Lease, dated July 12, 2023, by and between Lyra Therapeutics, Inc. and ARE-480 Arsenal Street, LLC	8-K	10.1	July 14, 2023	001-39273

10.20	Lease Agreement, dated May 31, 2022, between the Registrant, as the tenant, and BXP Waltham Woods LLC, as the landlord	10-Q	4.2	August 9, 2022	001-39273

10.21	First Amendment to Lease Agreement, dated July 20, 2022, between Registrant, as the tenant, and BXP Waltham Woods LLC, as the landlord	10-Q	4.3	August 9, 2022	001-39273

10.22	Second Amendment to Lease Agreement (Notice and Acknowledgement thereof), dated March 3, 2023, between Registrant, as the tenant, and BXP Waltham woods LLC, as the landlord	10-K	10.24	March 29, 2023	001-39273

10.23	Sublease dated as of December 21, 2023, by and between RVAC Medicines (US), Inc. and Lyra Therapeutics, Inc.	10-K	10.24	March 22, 2024	001-39273

10.24	Amendment No. 1 to Lyra Therapeutics, Inc. 2022 Employee Inducement Award Plan, as Amended and Restated Effective December 12, 2022.	10-Q	10.1	November 7, 2023	001-39273

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.25	Securities Purchase Agreement, dated as of May 25, 2023, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.1	May 31, 2023	001-39273

10.26	Registration Rights Agreement, dated as of May 25, 2023, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.2	May 31, 2023	001-39273

10.27*

Novation Agreement, dated as of November 15, 2024, by and among Lyra Therapeutics, Inc., LianBio, an exempted company organized under the laws of the Cayman Islands, and LianBio Development (HK) Limited (as successor-in-interest to LianBio Inflammatory Limited), a private company limited by shares organized under the laws of Hong Kong

19.1*	Insider Trading Compliance Policy

21.1	Subsidiaries of the Registrant	S-1	21.1	March 6, 2020	333-236962

23.1*	Consent of BDO USA, P.C. Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	March 22, 2024	001-39273

101.INS	Inline XBRL Instance Document – this instance document appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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

LYRA THERAPEUTICS, INC.

Date: March 13, 2025	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Palasis, Ph.D. Maria Palasis, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 13, 2025

/s/ Jason Cavalier Jason Cavalier	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 13, 2025

/s/ Harlan Waksal, M.D. Harlan Waksal, M.D.	Executive Chair and Chairperson of the Board	March 13, 2025

/s/ C. Ann Merrifield C. Ann Merrifield	Director	March 13, 2025

/s/ W. Bradford Smith W. Bradford Smith	Director	March 13, 2025

/s/ Nancy Snyderman, M.D., FACS Nancy Snyderman, M.D., FACS	Director	March 13, 2025

/s/ James R. Tobin James R. Tobin	Director	March 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Lyra Therapeutics, Inc.

Watertown, MA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lyra Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and continued outflows of cash from operating activities resulting in an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 13, 2025

LYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$40,577	$22,353
Short-term investments	—	80,400
Prepaid expenses and other current assets	2,448	2,068
Total current assets	43,025	104,821
Property and equipment, net	1,404	2,043
Operating lease right-of-use assets	19,924	33,233
Restricted cash	1,993	1,392
Other assets	—	1,111
Total assets	$66,346	$142,600
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,179	$3,131
Restructuring liability	4,347	—
Accrued expenses and other current liabilities	2,586	9,374
Operating lease liabilities	4,121	5,434
Deferred revenue	398	1,658
Total current liabilities	12,631	19,597
Operating lease liabilities, net of current portion	30,259	21,447
Deferred revenue, net of current portion	11,862	12,136
Total liabilities	54,752	53,180
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2024 and 2023; 65,515,440 and 57,214,550 shares issued and outstanding as of December 31, 2024 and 2023, respectively	65	57
Additional paid-in capital	416,319	400,685
Accumulated other comprehensive income, net of tax	—	33
Accumulated deficit	(404,790)	(311,355)
Total stockholders’ equity	11,594	89,420
Total liabilities and stock and stockholders’ equity	$66,346	$142,600

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Collaboration revenue	$1,534	$1,558

Operating expenses:
Research and development	43,766	48,029
General and administrative	18,501	19,057
Impairment of property and equipment	1,883	1,592
Impairment of right-of-use assets	22,836	—
Restructuring and other related charges	10,896	—
Total operating expenses	97,882	68,678
Loss from operations	(96,348)	(67,120)
Other income:
Interest income	2,952	4,499
Total other income	2,952	4,499
Loss before income tax expense	(93,396)	(62,621)
Income tax expense	(39)	(59)
Net loss	(93,435)	(62,680)
Other comprehensive (loss) income:
Unrealized holding (loss) gain on short-term investments, net of tax	(33)	23
Comprehensive loss	$(93,468)	$(62,657)
Net loss per share —basic and diluted	$(1.43)	$(1.26)
Weighted-average common shares outstanding—basic and diluted	65,113,859	49,804,283

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income, net of tax	Deficit	Equity
Balance at December 31, 2022	31,827,659	$32	$329,387	$10	$(248,675)	$80,754
Exercise of common stock options	57,897	—	103	—	—	103
Issuance of common stock and pre-funded warrants, net of issuance costs of $3,482	17,652,962	18	46,500	—	—	46,518
Issuance of common stock upon RSU vesting	7,041	—	—	—	—	—
Shares issued under ATM, net of issuance costs of $172	6,017,568	6	19,062	—	—	19,068
Exercise of pre-funded warrants	1,651,423	1	1	—	—	2
Unrealized gain on available-for-sale securities	—	—	—	23	—	23
Stock-based compensation	—	—	5,632	—	—	5,632
Net loss	—	—	—	—	(62,680)	(62,680)
Balance at December 31, 2023	57,214,550	$57	$400,685	$33	$(311,355)	$89,420
Exercise of common stock options	1,002	—	3	—	—	3
Issuance of common stock and pre-funded warrants	5,746,376	5	5	—	—	10
Shares issued under ATM, net of issuance costs of $150	1,041,666	1	4,849	—	—	4,850
Issuance of common stock under ESPP	1,000	—	—	—	—	—
Exercise of common stock warrants	1,424,272	2	3,806	—	—	3,808
Issuance of common stock upon RSU vesting	86,574	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(33)	—	(33)
Stock-based compensation	—	—	6,971	—	—	6,971
Net loss	—	—	—	—	(93,435)	(93,435)
Balance at December 31, 2024	65,515,440	$65	$416,319	$—	$(404,790)	$11,594

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(93,435)	$(62,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,716	5,887
Depreciation expense	471	278
Impairment of property and equipment	1,883	1,592
Write-off of deferred financing costs	140	—
Impairment of right-of-use assets	22,836	—
Net amortization of discount on short-term investments	(2,276)	(3,496)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(380)	867
Operating lease right-of-use assets	1,353	(5,137)
Other assets	1,111	210
Accounts payable	(1,887)	450
Accrued expenses and other current liabilities	(5,975)	1,491
Restructuring liability	4,347	—
Operating lease liabilities	(3,381)	(1,208)
Deferred revenue	(1,534)	(1,558)
Net cash used in operating activities	(70,011)	(63,304)
Cash flows from investing activities:
Purchases of property and equipment	(2,338)	(1,047)
Purchases of short-term investments	(47,949)	(122,423)
Maturity of short-term investments	130,592	110,886
Net cash provided by (used in) investing activities	80,305	(12,584)
Cash flows from financing activities:
Proceeds from sale of common stock, warrants and pre-funded warrants	8,818	69,242
Payment of deferred offering costs	(290)	(3,654)
Proceeds from exercise of stock options	3	103
Net cash provided by financing activities	8,531	65,691
Net increase (decrease) in cash, cash equivalents and restricted cash	18,825	(10,197)
Cash and cash equivalents and restricted cash, beginning of period	23,745	33,942
Cash and cash equivalents and restricted cash, end of period	$42,570	$23,745
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$623
Prepaid expenses for right-of-use asset included in operating lease liabilities	$—	$2,786
Modification of lease agreement	$—	$4,931
Other assets included in accounts payable and other current liabilities	$13,667	$—
Right-of-use asset in exchange for lease liability	$—	$18,156

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

Restructuring

On May 16, 2024, the Company reported that topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210, a bioabsorbable sinonasal implant (7500µg mometasone furoate), as a six-month treatment of chronic rhinosinusitis (CRS). ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks. ENLIGHTEN 1 is one of two Phase 3 clinical trials evaluating LYR-210. The 52-week extension stage of the ENLIGHTEN 1 trial was completed in the fourth quarter of 2024. Safety data for LYR-210 in the extension phase was generally consistent with the 24-week primary treatment phase, including for those patients who received a repeat dosing resulting in a 12-month treatment period. In the extension stage, LYR-210 was generally well tolerated, with no product-related serious AEs. The most commonly reported extension stage AEs in the study population were chronic sinusitis, nasal odor, epistaxis, sinusitis, and nasopharyngitis. ENLIGHTEN 2, the second pivotal Phase 3 trial of LYR-210 in CRS, is ongoing, and enrollment completed in October 2024. Topline results are expected in the second quarter of 2025.

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

The Company has recorded a restructuring charge in the amount of $10.9 million for the year ended December 31, 2024, primarily related to severance and retention costs as further discussed in Note 5. The Company has also recorded an impairment charge for the write-down of property and equipment of $1.9 million and right-of-use assets in the amount of $22.8 million as further discussed in Notes 6 and 7, respectively.

Going Concern

The failure of the Company’s Phase 3 ENLIGHTEN 1 trial to meet its primary endpoint, which resulted in the Company’s restructuring during the second quarter of 2024, provides significant uncertainty regarding the Company’s ability to meet its business plans and conduct its future operations. The Company has incurred recurring net operating losses every year since inception and has an accumulated deficit of approximately $404.8 million at December 31, 2024. The Company expects to continue to generate operating losses for the foreseeable future. At December 31, 2024, the Company had approximately $40.6 million of cash and cash equivalents. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

From inception through December 31, 2024, the Company has raised an aggregate of $424.8 million to fund its operations, primarily from the issuance of equity securities and to a lesser extent, government contracts and a license agreement.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024 and 2023, other comprehensive loss consisted of unrealized gains and losses, net of taxes from its short-term investments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash held in banks, amounts held in money market funds, and highly liquid debt securities. Cash equivalents are stated at cost, which approximates market value.

Restricted Cash

The Company had restricted cash of approximately $2.0 million and $1.4 million as of December 31, 2024 and 2023, respectively. These balances were held as restricted at the Company’s financial institution to secure the Company’s letters of credit for its facility leases.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	$40,577	$22,353
Restricted cash	1,993	1,392
Total	$42,570	$23,745

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

The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statements of operations and comprehensive loss. The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection therewith, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on the consolidated balance sheets, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive loss as a separate component of stockholders' equity. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the consolidated statements of operations and comprehensive loss. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Other Assets

The Company includes certain items within other assets on the consolidated balance sheets. The Company had no balance in other assets as of December 31, 2024. The Company had other assets of $1.1 million as of December 31, 2023, primarily composed of long-term deposits for the Company's clinical trial agreements.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Property and Equipment	Estimated Useful Life
Laboratory equipment	5 years
Computer software and equipment	3 years
Office furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or remaining term of related lease

Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the consolidated balance sheets and related gains or losses are reflected in the consolidated statements of operations and comprehensive loss. Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed as incurred, while costs of major additions and betterments are capitalized.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets. The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company recognized $1.9 million and $1.6 million related to loss on impairment of property and equipment for the periods ended December 31, 2024 and 2023, respectively, both related to specific facts and circumstances in the respective periods.

The Company also assesses its right-of-use assets for impairment based on triggering events, and recognized $22.8 million related to impairment of right-of-use assets as of December 31, 2024. There were no indicators of impairment of the right-of-use assets as of December 31, 2023.

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

Accrued Research and Development Expenses

As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its accrued research and development expenses. This process involves reviewing purchase orders and open contracts,

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

communicating with the Company's personnel to identify services that have been performed on its behalf, and estimating the level of service performed and the associated cost incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual cost. The Company's service providers generally invoice the Company monthly in arrears for services performed, on a pre-determined schedule, or when contractual milestones are met; however, some require advance payments. The Company makes estimates of its accrued expenses as of each balance sheet date in its consolidated financial statements based on facts and circumstances known to the Company at that time. The Company confirms the accuracy of its estimates with the service providers and make adjustments if necessary. The significant estimates in the Company's accrued research and development expenses include the following costs incurred for services in connection with research and development activities for which the Company has not yet been invoiced:

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On May 31, 2021, and amended on September 26, 2022, the Company entered into a License and Collaboration Agreement, or, the LianBio License Agreement, with LianBio Inflammatory Limited, or LianBio, to develop and

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. See Note 13 for further discussion of the arrangement.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Net Loss per Share

The Company has reported losses since inception and has computed basic net loss per share by dividing its net loss by the weighted-average number of common shares and equivalents outstanding for the period, without consideration for potentially dilutive securities. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, warrants to purchase common stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive, basic, and diluted loss per share have been the same.

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(93,435)	$(62,680)
Net loss attributable to common stockholders	$(93,435)	$(62,680)
Denominator:
Weighted-average common shares—basic and diluted	65,113,859	49,804,283
Net loss per share attributable to common stockholders—basic and diluted	$(1.43)	$(1.26)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Stock options	6,314,561	5,709,980
Restricted stock units	2,143,802	105,048
Stock warrants	8,606,303	10,030,575
Total	17,064,666	15,845,603

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified date. Unless otherwise discussed, the Company believes that the impact of

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss and the title and position of the entity's CODM. The amendments in this update also expand the interim segment disclosure requirements and are required to be applied on a retrospective basis. The Company adopted ASU 2023-07 on January 1, 2024 for its annual reporting, and the adoption did not have a material effect on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU should be applied prospectively with the option to apply the standard retrospectively. In January 2025, the FASB issued ASU 2025-01: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these standards on our disclosure of income statement expenses.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2024
Assets:
Cash equivalents
Money market funds	$23,214	$23,214	$—	$—
U.S. treasury bills	6,995	—	6,995	—
Total cash equivalents	$30,209	$23,214	$6,995	$—

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2023
Assets:
Cash equivalents
Money market funds	$11,167	$11,167	$—	$—
Corporate debt securities	8,980	—	8,980	—
Total cash equivalents	$20,147	$11,167	$8,980	$—
Short-term investments:
US treasury bills	76,918	—	76,918	—
Corporate Bonds and U.S. Government Agency Securities	3,482	—	3,482	—
Total Short-term investments	$80,400	$—	$80,400	$—

As of December 31, 2024, the Company’s cash equivalents were invested in money market funds and U.S. treasury bills with maturity dates of less than 90 days, which were valued based on Level 1 inputs. The Company had no short-term investments at December 31, 2024.

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

In determining the fair value of its short-term investments at December 31, 2023, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data for Level 2 investments. All available-for-sale securities had contractual maturities of less than one year. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying consolidated financial statements that required Level 3 inputs.

The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

4. Short-term Investments

The Company had no short-term investments and no net accumulated unrealized gains or losses at December 31, 2024.

The fair value of available-for-sale investments by type of security was as follows at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investments:
U.S. treasury bills	$76,881	$37	$—	$76,918
Corporate Bonds and U.S. Government Agency Securities	3,486	—	(4)	3,482
Total investments	$80,367	$37	$(4)	$80,400

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company held two debt securities that were in an unrealized loss position as of December 31, 2023. The aggregated fair value of debt securities in an unrealized loss position was $3.5 million. As of December 31, 2023, the Company did not hold debt securities in a continuous unrealized loss position for more than 12 months.

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection therewith, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on the consolidated balance sheets, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive loss as a separate component of stockholders' equity. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the consolidated statements of operations and comprehensive loss. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at December 31, 2023 were attributable to changes in interest rates.

5. Restructuring and Other Related Charges

In connection with the ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, the Board of Directors approved a reduction in the Company’s workforce, impacting 87 employees, which occurred during May and June 2024. The Company incurred costs related to employee termination benefits and other costs associated with the restructuring mainly during the second quarter of 2024, with the remainder of the costs to be incurred through May 1, 2025. These amounts are recorded as restructuring and other related charges within our consolidated statements of operations and comprehensive loss as they are incurred. For the year ended December 31, 2024, restructuring and other related charges were $10.9 million, which consisted of $6.7 million of severance costs, $3.2 million of retention costs, and $1.0 million of other costs.

Restructuring liability activities during the year ended December 31, 2024 consist of the following (in thousands):

	January 1,			December 31,
	2024	Accruals	Cash Payments	2024
2024 Restructuring Plan
Severance Costs	$—	$6,713	$(3,953)	$2,760
Retention Costs	—	3,174	(1,596)	1,578
Other Costs	—	1,009	(1,000)	9
Total	$—	$10,896	$(6,549)	$4,347

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6. Property and Equipment and Related Impairment

Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Property and equipment:
Laboratory equipment	$3,927	$2,736
Computer software and equipment	159	105
Office furniture and fixtures	961	662
Leasehold improvements	486	461
Total	$5,533	$3,964
Accumulated depreciation	(4,129)	(1,921)
Property and equipment, net	$1,404	$2,043

Accumulated depreciation includes $1.9 million and $1.6 million related to loss on impairment of property and equipment described below for the years ended December 31, 2024 and 2023, respectively. In addition, the Company recognized approximately $0.5 million and $0.3 million of depreciation expense for the years ended December 31, 2024 and 2023, respectively.

During the second quarter of 2024 and as a result of the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, the Company performed a recoverability test for its property and equipment. The Company concluded that the undiscounted cash flows associated with its property and equipment was less than the carrying value of the property and equipment. The Company compared the fair value of the property and equipment to the carrying value and recorded an impairment charge in the amount of $1.9 million which is included as an impairment of property and equipment in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The Company determined fair market value of the equipment based on a third-party appraisal of the equipment through use of publicly available used equipment quotes. The equipment was valued as of May 15, 2024. The Company reassessed the need for any further impairment as of December 31, 2024, and determined no additional impairment indicators existed.

Additionally, the Company recognized an impairment charge of $1.6 million for the year ended December 31, 2023, related to specific facts and circumstances of a prior year agreement termination with a CMO. This impairment evaluation related to the net book value of leasehold improvement and laboratory equipment assets held at the CMO.

7. Impairment of Right-of-Use Assets

In connection with the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, in May 2024, the Company engaged a commercial real estate broker to market the Company’s three leased properties for sublease arrangements. Based upon these impairment indicators, the Company has performed a recoverability test over its right-of-use asset and concluded that the right-of-use assets are impaired. As a result, the Company has recorded an impairment charge in the amount of $22.8 million during the second quarter of 2024, which is included as an impairment of right-of-use asset in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The Company reassessed the need for any further impairment as of December 31, 2024, and determined no additional impairment indicators existed. As of December 31, 2024, the Company has not sublet any of its leased properties.

Management conducted a fair value analysis of the Company's right-of-use assets using a discounted cash flow methodology as of May 15, 2024, which included the following range of assumptions:

Discount rate	9.5-10.5%
Term (years)	2.96-9.13
Expected sublease rent increases	3.0%

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Payroll and employee related expenses	$529	$4,670
Third-party research and development expenses	1,582	3,473
Other	475	1,231
Total accrued expenses and other current liabilities	$2,586	$9,374

9. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company and the Company’s CODM, its chief executive officer, regularly review the Company’s operations and manage its business as a single operating segment, which is the business of developing targeted medicines to address ear, nose, and throat, or ENT, diseases. Segment revenues represent collaboration revenue from the Company’s consolidated statements of operations and is received from a single customer.

Significant segment expenses consist primarily of employee-related costs, clinical, facility and professional and consulting costs in connection with preclinical and clinical development activities. Segment expenses also include impairment charges, when and as applicable.

The Company’s CODM evaluates and allocates resources within the segment based on the Company’s net loss. As the Company is a clinical-stage biotechnology company, the evaluation includes review of the actual and budget costs related to employee-related costs, clinical trials, facility, professional and consulting costs in connection with preclinical and clinical development activities, and the conduct of these pre-clinical and clinical trials and responses from government agencies in determining the probability of success of product candidates. Total segment assets are reported in the Company’s consolidated balance sheets as total assets.

The following table presents revenue, significant expenses and net loss for the Company's segment (in thousands):

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Year Ended December 31,
	2024	2023
Collaboration revenue	$1,534	$1,558

Operating expenses:
Clinical related costs	15,156	20,682
Employee related costs	22,828	27,124
Product development and manufacturing costs	3,304	4,326
Facilities, support costs and depreciation	13,579	7,425
Professional, consulting and public company costs	7,400	7,663
Legal settlement	—	(568)
Financing costs	—	434
Impairment of property and equipment	1,883	1,592
Impairment of right-of-use assets	22,836	—
Restructuring and other related charges	10,896	—
Total operating expenses	97,882	68,678
Loss from operations	(96,348)	(67,120)
Other income:
Interest income	2,952	4,499
Total other income	2,952	4,499
Loss before income tax expense	(93,396)	(62,621)
Income tax expense	(39)	(59)
Net loss	$(93,435)	$(62,680)

10. Preferred and Common Stock

The Company has 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no shares issued or outstanding as of December 31, 2024 and 2023.

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate. As of December 31, 2024, the Company has sold 7,059,228 shares which generated proceeds of $23.9 million net of issuance costs of $0.9 million.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On October 2, 2023, the Company sold an aggregate of 3,017,568 shares of common stock under the Sales Agreement, at a weighted average price of $3.71 per share, which generated net proceeds of $10.9 million. On November 15, 2023, the Company sold an aggregate of 3,000,000 shares of common stock under the Sales Agreement, at a weighted average price of $2.88 per share, which generated net proceeds of $8.2 million. On February 12, 2024, the Company sold an aggregate of 1,041,666 shares of common stock under the Sales Agreement, at a weighted average price of $4.80 per share, which generated net proceeds of $4.8 million.

On March 22, 2024, the Company amended and restated the Controlled Equity Offering Sales Agreement (the “Amended Sales Agreement”) with Cantor pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company's common stock for aggregate gross proceeds of up to $75.0 million. The offering and sale of up to $75.0 million of the common shares has been registered under the Securities Act, pursuant to the Company's Registration Statement on Form S-3 (File No. 333-278163) (the "2024 Registration Statement"), which was originally filed with the SEC on March 22, 2024, the base prospectus contained within the 2024 Registration Statement, and a prospectus supplement relating to the shares that was filed with the SEC on March 22, 2024. As of December 31, 2024, there was $23.9 million in proceeds net of issuance costs of $0.9 million generated from these agreements with $50.2 million still available for future sale under the Amended Sales Agreement.

May 2023 Financing

On May 25, 2023, the Company entered into the Purchase Agreement, with the purchasers, pursuant to which the Company agreed to sell securities to the Investors in a private placement (the “Private Placement”). The Purchase Agreement provided for the sale and issuance by the Company of 17,652,962 shares of the Company’s common stock and accompanying warrants to purchase up to 8,826,481 shares of the Company’s common stock (“Purchase Warrants”), with an exercise price of $2.67 per share, for aggregate gross proceeds of $44.0 million. Each Purchase Warrant became exercisable on November 30, 2023, and expire on November 30, 2028. Additionally, the Company issued pre-funded warrants to purchase 2,408,188 shares of the Company’s common stock (“Pre-Funded Warrants”), with an exercise price of $0.001 per share, and accompanying Purchase Warrants to purchase up to 1,204,094 shares of the Company’s common stock, with an exercise price of $2.673 per share, for aggregate gross proceeds of $6.0 million. In total 10,030,575 Purchase Warrants were issued and 2,408,188 Pre-Funded Warrants were issued. The Pre-Funded Warrants are immediately exercisable and expire on May 31, 2028.

The closing of the Private Placement occurred on May 31, 2023. The Company filed a shelf registration statement on Form S-3 with the SEC on June 28, 2023, and it was declared effective on July 7, 2023.

The Company received an aggregate of $50.0 million in gross proceeds, or $46.5 million after deducting issuance costs. The Company has allocated the net proceeds among the common stock, the Purchase Warrants and the Pre-Funded Warrants using the relative fair value method for each of the above transactions. The Company has allocated $30.5 million to the shares of common stock, $4.2 million to the Pre-Funded Warrants and $12 million to the Purchase Warrants. During the preparation of the Company’s 2023 annual financial statements, the Company identified an immaterial error in the Company’s historical financial statements whereby the Company omitted this disclosure in the interim financial statements for the quarter ended June 30, 2023 and incorrectly disclosed an allocation of $11.5 million instead of $12 million to the Purchase Warrants and failed to disclose the allocation of $4.2 million to the Pre-Funded Warrants in the interim financial statements for the quarter ended September 30, 2023. These immaterial errors have been corrected within these consolidated financial statements.

The Company has determined the fair value of the common shares based upon the Company’s common stock price on the date of the transaction applied to the number of shares of common stock issued. The fair value of the Pre-Funded

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

A total of 1,424,272 Purchase Warrants were exercised related to the May 2023 financing as of December 31, 2024 at a purchase price of $2.673 per share.

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

The Company has reserved for future issuances the following shares of common stock as of December 31, 2024:

As of December 31, 2024
Option to exercise stock warrants	8,606,303
Stock options and restricted stock units	10,018,288
Employee stock purchase plan	723,906
Total	19,348,497

11. Common Stock Warrants

The following table represents a summary of the warrants outstanding and exercisable as of December 31, 2024, all of which are equity-classified:

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Number of Common Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate intrinsic Value	Expiration Date	Number of Pre-funded Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate intrinsic Value	Expiration Date
Outstanding at January 1, 2023	—				November 30, 2028	5,000,000	$—	4.3	$15.7	April 12, 2027
Common warrants issued	10,030,575	$2.673				—	$—	—	$—
Pre-funded warrants issued	—					2,408,188	$0.001	—	$—	May 31, 2028
Pre-funded warrants exercised	—					(1,651,423)	$0.001	—	$—
Pre-funded warrants cancelled	—					(416)	$0.001	—	$—
Outstanding at December 31, 2023	10,030,575	$2.673	4.90	$25,700	November 30, 2028	5,756,349	$0.001	3.92	$30,200	April 2027 - May 2028
Exercised	(1,424,272)	$2.673		$4,297		(5,756,349)	$0.001	—	$9,715
Outstanding at December 31, 2024	8,606,303	$2.673	3.92	$—	November 30, 2028	—	$—	—	$—	—

12. Stock-Based Compensation Expense

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

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 2,100,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 8,800,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. On January 1, 2023, the shares available for grant under the 2020 Plan was automatically increased by 1,273,106. On January 1, 2024, the shares available for grant under the 2020 Plan was automatically increased by 2,288,582. As of December 31, 2024, the Company had 696,925 shares available for issuance under the 2020 Plan. On January 1, 2025, the shares available for grant under the 2020 Plan was automatically increased by 2,620,600.

In February 2022, the Company’s Board of Directors adopted the Inducement Award Plan (and together with the 2020 Plan, 2016 Plan and 2005 Plan, the “Plans”), which was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”), and currently allows for the granting of up to 2,763,002 shares of the Company's common stock. The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants. In accordance with Rule 5635(c)(4), awards made under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or any employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. In June 2022, the Inducement Award Plan was amended to

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

increase the shares authorized for issuance thereunder to 1,473,002 shares and amended again in the same month to increase the shares authorized for issuance to 1,703,002. In September 2022, the Inducement Award Plan was amended to increase the shares authorized for issuance to 1,813,002 shares. On December 9, 2022, the Inducement Award Plan was amended and restated to increase the shares authorized for issuance to 2,413,002 shares. The amended and restated Inducement Award Plan was amended in October 2023 to add another 350,000 shares to the shares authorized for issuance, for a current overall limit of 2,763,002 shares. During the year-ended December 31, 2024, the Company did not grant options to purchase shares of common stock to executives under the amended and restated Inducement Award Plan, and during the year-ended December 31, 2023 the Company granted options to purchase 630,000 shares under this plan. There were 863,000 shares remaining available for issuance under the Inducement Award Plan as of December 31, 2024.

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

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$1,360	$1,176
General and administrative	5,356	4,711
Total	$6,716	$5,887

For the year ended December 31, 2024 no stock-based compensation expense was recorded to liabilities. For the year ended December 31, 2023, $255,000 of the stock-based compensation expense was recorded to liabilities.

The Company has granted options to purchase 1,648,002 shares of common stock that vest as to one-third of options, in each case, upon the achievement of three distinct market capitalization targets during the five-year performance period following the date of grant, provided that no more than one-third of the option may vest prior to the first anniversary of the date of grant, no more than two-thirds of the option may vest prior to the second anniversary of the date of grant and the option may not become fully vested prior to the third anniversary of the date of grant, subject to continued service on each applicable vesting date and certain exceptions in the context of a change in control transaction. The Company has accounted for these awards as market-based condition awards and therefore, stock-based compensation recorded during the year ended December 31, 2024 was $1.0 million.

In March 2024, the Company granted options to purchase 550,000 shares of common stock at an exercise price of $6.07 per share to its Chief Executive Officer (“2024 Performance Options”) and granted 385,000 RSUs to its Executive Chair (“2024 PSUs”), each with performance-based vesting conditions under the 2020 Plan. Vesting of the 2024 Performance Options and the 2024 PSUs are based on the achievement of various clinical and regulatory milestones during the specified periods.

For the 2024 PSUs, the Company measures stock compensation expense based on the fair value of the award on the grant date and then once the Company determines the performance criteria is probable of achievement, recognizes such amount over the vesting term of the award, which is approximately 3.8 years. The Company determined the fair value of the 2024 Performance Option using the Black-Scholes option-pricing model and using the following inputs: risk-free interest rate of 4.26%, volatility of 76.82%, expected dividend yield 0%, and expected term of 6.0 years.

A summary of the restricted stock unit activity, including 2024 PSUs, under the Plans for the year ended December 31, 2024 was as follows:

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2023	105,048	$3.20
Granted	2,332,527	$2.82
Vested	(86,574)	$4.26
Forfeited	(207,199)	$4.29
Restricted stock units outstanding as of December 31, 2024	2,143,802	$2.65

The following table summarizes the Company’s unrecognized stock-based compensation as of December 31, 2024:

	Unrecognized Expense (in thousands)	Period of Recognition (years)
Restricted stock units	$2,088	2.4
Stock options	5,743	2.7
Total	$7,831

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, or a Monte Carlo simulation in the case of the options granted to certain executive officers with market-performance grants, with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.2%	3.9%
Expected dividend yield	—%	—%
Expected term (in years)	6.0	6.1
Expected volatility	80.5%	82.7%

A summary of the stock option activity, including incentive options, under the Plans for the year ended December 31, 2024 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	5,709,980	$5.68	8.0	$6,334
Granted	2,605,002	4.89
Exercised	(1,002)	3.96
Cancelled	(1,999,419)	4.69
Outstanding at December 31, 2024	6,314,561	$5.66	7.5	$—
Exercisable at December 31, 2024	2,822,175	$7.06	6.8	$—
Vested and expected to vest at December 31, 2024	6,314,561	$5.66	7.5	$—

The weighted-average fair value of options granted to employees, directors and non-employees during the years ended December 31, 2024 and 2023 was $2.80 and $2.13, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was approximately $0.1 million and $0.1 million, respectively.

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

On January 1, 2023, the shares available for grant under the 2020 ESPP was automatically increased by 159,138. On January 1, 2024, the shares available for grant under the 2020 ESPP was automatically increased by 286,072. The 2020 ESPP permits eligible participants to purchase common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the purchase date. In June 2024 the Company indefinitely suspended the offering of its 2020 ESPP. As of December 31, 2024, 1,000 shares have been issued under the 2020 ESPP. As of December 31, 2024, there are a total of 723,906 shares available for issuance under the 2020 ESPP. On January 1, 2025, the shares available for grant under the 2020 ESPP was automatically increased by 262,594.

13. Collaboration Agreement

On May 31, 2021, and as amended on September 26, 2022, the Company entered into the LianBio License Agreement with LianBio to develop and commercialize LYR-210 in Greater China (mainland China, Hong Kong, Taiwan, and Macau), South Korea, Singapore and Thailand. Under the terms of the LianBio License Agreement, the Company received an upfront payment of $12.0 million and is eligible to receive up to $135.0 million in future payments based upon the achievement of specified development, regulatory and commercialization milestones. Upon commercialization on a region-by-region basis, the Company will be entitled to receive low double-digit royalties based on net sales of LYR-210 in the licensed territories. LianBio will be responsible for the clinical development and commercialization of LYR-210 in the licensed territories, and the Company will retain all rights to LYR-210 in all other geographies. As part of the LianBio License Agreement, LianBio will also have the first right to obtain development and commercial rights in the licensed territories to the Company’s LYR-220 product candidate.

LianBio announced that in October 2023 its board of directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, will be completed by the end of 2024. LianBio announced in 2024 that it was further reducing the size of its workforce to approximately 50 employees with plans to reduce that number further over the course of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement. In November 2024 we entered into a novation agreement which substituted LianBio Cayman for LianBio HK. For more information, please see “Risk Factors — If LianBio HK, as defined below, is unable to find a third party to acquire its rights under the LianBio License Agreement, as defined below, it may materially harm our business, financial condition, results of operations and prospects”.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of December 31, 2024, as all milestone amounts were fully constrained based on the probability of achievement.

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

The Company will recognize the revenue associated with the Combined Performance Obligation as the clinical supply of LYR-210 is delivered. The Company recognizes revenue associated with the Development Activities Performance Obligation as the development activities are performed using an input method, according to the costs incurred as to the development activities related to the global Phase 3 clinical trial and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheets and will be recognized as the clinical supply of LYR-210 is delivered and over the remaining time it takes to conduct the global Phase 3 clinical trial, respectively.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the original revenue allocation percentages, and is recognizing the revenue under the revenue recognition model previously developed for each performance obligation. The following table reflects the change in the transaction price (in thousands):

	As of December 31, 2024
	Pre-Milestone	Milestone	Post-Milestone
Combined Performance Obligation	$8,373	$3,489	$11,862
Development Activities Performance Obligation	3,627	1,511	5,138
Total	$12,000	$5,000	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of December 31, 2024
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2022	$11,748	$3,604	$15,352
Revenue recognized	—	(1,558)	(1,558)
Deferred revenue at December 31, 2023	11,748	2,046	13,794
Revenue recognized	—	(1,534)	(1,534)
Deferred revenue at December 31, 2024	$11,748	$512	$12,260

Development and regulatory milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. Note that the allocated deferred revenue associated with the clinical supply agreement has been recorded as long term deferred revenue given the potential uncertainty of delivery within the next twelve months. As of December 31, 2024, the parties are not actively engaged in negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

There were no milestones achieved during the years ended December 31, 2024 or 2023.

The Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. No royalty revenue has been earned as of December 31, 2024.

Entities affiliated with Perceptive Advisors, LLC are shareholders of both the Company and LianBio. Additionally, two of the Company’s former directors are Managing Directors at Perceptive Advisors, LLC and one of these former directors is also the Executive Chairman of LianBio’s board of directors.

14. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. During the years ended December 31, 2024 and 2023, the Company recorded net operating losses of approximately $93.4 million and $62.7 million, respectively, and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the years ended December 31, 2024 and 2023.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes reflected in the consolidated financial statements is as follows:

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Year Ended December 31,
	2024	2023
Income tax computed at federal statutory tax rate	21.0%	21.0%
Permanent differences	(1.3)%	(2.1)%
State taxes, net of federal benefit	4.4%	6.7%
Research and development and other tax credits	3.8%	5.2%
Change in deferred tax asset valuation allowance	(26.6)%	(31.0)%
Loss of Attributes - IRC 382 Ownership Change	(0.3)%	0.5%
Other	(1.0)%	(0.3)%
	—%	—%

Net deferred tax assets as of December 31, 2024 and 2023 consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$41,333	$29,999
Research and development credits	7,975	5,026
Stock-based compensation	1,062	1,132
Operating lease liabilities	9,184	7,466
Capitalized research & experimental expenditures	24,975	19,036
Deferred revenue	3,234	3,768
Other	785	920
Total gross deferred tax assets	88,548	67,347
Less: valuation allowance	(84,810)	(59,956)
Total deferred tax assets	3,738	7,391
Deferred tax liabilities:
Operating lease right-of-use assets	(3,738)	(7,391)
Total deferred tax liabilities	(3,738)	(7,391)
Net deferred taxes	$—	$—

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $23.7 million which may be able to offset future income tax liabilities and expire at various dates through 2037 and approximately $147.8 million of federal net operating loss carryforwards that may be carried forward indefinitely. As a result of the IRC 382 study performed in 2022 the Company wrote off $125.8 million of state net operating losses and $2.8 million of state research and development credits. The Company updated their IRC 382 study in 2023 given the changes to the Massachusetts apportionment to single sales resulting in a reduced amount of $121.2 million. As of December 31, 2024, the Company had state net operating loss carryforwards of approximately $84.2 million which may be available to offset future income tax liabilities and expire at various dates through 2044.

As of December 31, 2024 and 2023, the Company had federal research and development tax credit carryforwards of approximately $6.4 million and $4.2 million, respectively, available to reduce future tax liabilities which expire at various dates through 2044. As of December 31, 2024 and 2023, the Company had state research and development tax credit carryforwards of approximately $2.0 million and $1.1 million, respectively, available to reduce future tax liabilities which expire at various dates through 2039. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the IRC, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. The Company had performed an IRC 382 study during 2022 which resulted in identifying three separate ownership changes that occurred on March 31, 2006, January 17, 2020, and April 13, 2022. The Company performed an update assessment to our IRC 382 analysis in conjunction with the December 31, 2023 annual audit noting no additional ownership change. For these reasons, in the event the Company experiences a change of control, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2024 and 2023 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and, as a result, a valuation allowance of approximately $84.8 million and $60.0 million, respectively, has been established at December 31, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased by approximately $24.8 million during the year ended December 31, 2024 due primarily to the generation of net operating losses compared to the increase by approximately $19.5 million during the year ended December 31, 2023 due primarily to an increase in capitalized research and experimental expenditures and an increase in operating lease liabilities.

The Company has recorded adjustments to deferred tax assets for unrecognized tax benefits as of December 31, 2024 and 2023. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2024 and 2023, the Company had not accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. The statute of limitations for federal and state tax authorities is closed for years prior to December 31, 2021. However, since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

15. Leases

Watertown Lease

In August 2007, the Company entered into an operating lease, as amended, for office and laboratory space in Watertown, Massachusetts. The lease includes certain rent escalations. In July 2023, the Company amended the lease to extend the expiration of the lease term from April 2024 to April 2027. Under the terms of the amended lease, the Company no longer has the right to terminate the lease after January 1, 2024. The Company has accounted for the amendment as a lease modification and changes to the right of use asset and liability was reflected within the consolidated balance sheets as of December 31, 2023. The impact to the right of use asset as of the lease amendment date was $4.9 million.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The Company also has two leases for two separate spaces in the same building at 880 Winter Street in Waltham, Massachusetts. The Company refers to the first lease as the “Waltham Lease” and the second lease arrangement as the “Waltham Sublease” as the Company, as a tenant, is subleasing space from under an existing lease arrangement whereby the lessee to the headlease has agreed to sublease the space to the Company under a sublease agreement.

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

The components of lease cost recorded in the Company’s consolidated financial statements were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Lease Cost:
Operating lease cost	$6,410	$1,966
Variable lease cost	2,514	1,202
Total lease cost	$8,924	$3,168

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of December 31, 2024
Weighted-average remaining lease term (in years)	7.4
Weighted-average discount rate	6.2%

As of December 31, 2023
Weighted-average remaining lease term (in years)	8.2
Weighted-average discount rate	6.6%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of December 31, 2024 were as follows (in thousands):

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Year ending December 31,
2025	$6,121
2026	6,494
2027	5,131
2028	4,507
2029	4,642
Thereafter	16,010
Total maturities	42,905
Less: Imputed interest	(8,525)
Present value of operating lease liability	34,380
Less: Current portion of operating lease liability	(4,121)
Total operating lease liability, net of current portion	$30,259

Total rent expense under the Company's leases amounted to $6.4 million for the year ended December 31, 2024 and $2.0 million for the year ended December 31, 2023. The Company evaluated the above leases for impairment indicators and determined that the right-of-use assets were impaired. Additional details are included within Note 7 above.

16. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. For the years ended December 31, 2024 and 2023, the Company made a discretionary match that matches 50%, up to 6% employee contribution, and therefore a maximum of 3% of employees’ salary. Matching contributions are fully vested at the time of contribution. The Company matched $0.2 million and $0.4 million of employee 401(k) contributions for the years ended December 31, 2024 and 2023, respectively, which is included in the consolidated statements of operations and comprehensive loss.

17. Commitment and Contingencies

On May 10, 2023, the Company filed a complaint in the Superior Court of the State of Delaware against a former CMO alleging breach of contract. The Company alleged in its complaint that the former CMO breached the Master Clinical Supply Agreement (“MCSA”). The Company’s complaint sought monetary damages and the return of equipment and materials that the Company owned. On July 20, 2023, the same former CMO filed an answer and amended counterclaims to the Company’s May 10, 2023 complaint (the “Litigation”). Due to the legal proceeding and termination of agreement with this manufacturer, the Company recognized $1.6 million loss on impairment of long-lived assets during the year-ended December 31, 2023.

On November 2, 2023, the Company entered into a settlement and release agreement, related to the Litigation, pursuant to which each of the Company and the former CMO provided broad mutual releases of all claims relating to or arising out of the MCSA, including without limitation, all claims brought in the Litigation or that could have been brought in the Litigation. The Company and the former CMO agreed to jointly file a Stipulation of Dismissal with prejudice relating to the Litigation. In the fourth quarter of 2024, the Company paid the remaining liability of $0.4 million of the Stipulation of Dismissal with prejudice to the former CMO.

18. Subsequent Events

On February 10, 2025, the Company replaced its letter of credit in the amount of $1.1 million related to its Waltham lease, which is discussed in Note 15, with a new letter of credit of $1.1 million that expires in February 2026.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

On February 14, 2025, options to purchase 1,694,590 shares of common stock at an average per share price of $9.28, previously granted under the 2020 Stock Option Plan were voluntarily forfeited by certain executives and returned to the pool of options available for grant under the 2020 Stock Option Plan for future issuance. No replacement options were granted to those executives.