Form 10-Q
period 2025-03-31
Lyra Therapeutics, Inc.
filed 2025-05-06
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LYRA	The Nasdaq Capital Market

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

As of May 2, 2025, the registrant had 66,267,225 shares of common stock, $0.001 par value per share, outstanding.

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
•
we have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future. We may never achieve or maintain profitability;
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
•
we rely on third parties to conduct our pre-clinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to good clinical practices (“GCPs”) and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates;
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
•
if LianBio HK, as defined herein, is unable to find a third party to acquire its rights under the LianBio License Agreement, it may materially harm our business, financial condition, results of operations and prospects;
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
•
international terrorism, political unrest, and wars, or other events such as COVID-19 have previously and could in the future adversely impact our business and operations, including our clinical trials; and
•
the impact of other events may adversely impact our business and operations, including our clinical trials.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$31,735	$40,577
Prepaid expenses and other current assets	2,170	2,448
Total current assets	33,905	43,025
Property and equipment, net	1,276	1,404
Operating lease right-of-use assets	19,142	19,924
Restricted cash	1,993	1,993
Total assets	$56,316	$66,346
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$725	$1,179
Restructuring liability	4,039	4,347
Accrued expenses and other current liabilities	2,247	2,586
Operating lease liabilities	4,243	4,121
Deferred revenue	216	398
Total current liabilities	11,470	12,631
Operating lease liabilities, net of current portion	29,113	30,259
Deferred revenue, net of current portion	11,861	11,862
Total liabilities	52,444	54,752
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 65,880,561 and 65,515,440 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	66	65
Additional paid-in capital	417,143	416,319
Accumulated deficit	(413,337)	(404,790)
Total stockholders’ equity	3,872	11,594
Total liabilities and stockholders’ equity	$56,316	$66,346

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$183	$532

Operating expenses:
Research and development	4,876	18,238
General and administrative	3,263	5,818
Restructuring and other related charges	885	—
Total operating expenses	9,024	24,056
Loss from operations	(8,841)	(23,524)
Other income:
Interest income	298	1,086
Total other income	298	1,086
Loss before income tax expense	(8,543)	(22,438)
Income tax expense	(4)	(14)
Net loss	(8,547)	(22,452)
Other comprehensive loss:
Unrealized holding gain (loss) on short-term investments, net of tax	—	(8)
Comprehensive loss	$(8,547)	$(22,460)
Net loss per share attributable to common stockholders— basic and diluted	$(0.13)	$(0.35)
Weighted-average common shares outstanding— basic and diluted	65,757,860	64,011,360

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income, net of tax	Deficit	Equity
Balance at December 31, 2023	57,214,550	$57	$400,685	$33	$(311,355)	$89,420
Exercise of common stock options	918	—	3	—	—	3
Shares issued under ATM, net of issuance costs of $150	1,041,666	1	4,849	—	—	4,850
Exercise of pre-funded warrants	1,255,500	1	1	—	—	2
Exercise of common stock warrants	1,424,272	2	3,806	—	—	3,808
Issuance of common stock upon RSU vesting	27,869	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	1,881	—	—	1,881
Net loss	—	—	—	—	(22,452)	(22,452)
Balance at March 31, 2024	60,964,775	$61	$411,225	$25	$(333,807)	$77,504

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	65,515,440	$65	$416,319	$(404,790)	$11,594
Issuance of common stock upon RSU vesting	365,121	1	(1)	—	—
Stock-based compensation	—	—	825	—	825
Net loss	—	—	—	(8,547)	(8,547)
Balance at March 31, 2025	65,880,561	$66	$417,143	$(413,337)	$3,872

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,547)	$(22,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	825	2,162
Depreciation expense	128	136
Net amortization of premium on short-term investments	—	(933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	278	(257)
Operating lease right-of-use assets	782	(824)
Other assets	—	568
Accounts payable	(454)	(560)
Accrued expenses and other current liabilities	(339)	827
Restructuring liability	(308)	—
Operating lease liabilities	(1,024)	(590)
Deferred revenue	(183)	(532)
Net cash used in operating activities	(8,842)	(22,455)
Cash flows from investing activities:
Purchases of property and equipment	—	(2,149)
Purchases of short-term investments	—	(20,525)
Maturity of short-term investments	—	30,531
Net cash provided by investing activities	—	7,857
Cash flows from financing activities:
Proceeds from sale of common stock, purchase warrants and pre-funded warrants	—	8,810
Payment of deferred offering costs	—	(169)
Proceeds from exercise of stock options	—	3
Net cash provided by financing activities	—	8,644
Net decrease in cash, cash equivalents and restricted cash	(8,842)	(5,954)
Cash, cash equivalents and restricted cash, beginning of period	42,570	23,745
Cash, cash equivalents and restricted cash, end of period	$33,728	$17,791

Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$—	$350
Right of Use Asset in Exchange for Lease Liability	$—	$13,667
Prepaid expenses for right-of-use asset included in operating lease liabilities	$—	$688
Deferred offering costs included in accounts payable and accrued expenses	$—	$121

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

Restructuring

On May 16, 2024, the Company reported that topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210, a bioabsorbable sinonasal implant (7500µg mometasone furoate), as a six-month treatment of chronic rhinosinusitis (CRS). ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks. ENLIGHTEN 1 is one of two Phase 3 clinical trials evaluating LYR-210. The 52-week extension stage of the ENLIGHTEN 1 trial was completed in the fourth quarter of 2024. Safety data for LYR-210 in the extension phase was generally consistent with the 24-week primary treatment phase, including for those patients who received a repeat dosing resulting in a 12-month treatment period. In the extension stage, LYR-210 was generally well tolerated, with no product-related serious AEs. The most commonly reported extension stage AEs in the study population were chronic sinusitis, nasal odor, epistaxis, sinusitis, and nasopharyngitis. The Company expects to report results in the second quarter of 2025.

In connection with the ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, the Board of Directors of the Company (the “Board of Directors”) approved a reduction in the Company’s workforce impacting 87 employees, which occurred during May and June 2024. In connection with the reduction in force, the Company stopped commercialization efforts for LYR-210, as well as development efforts for LYR-220 in an effort to reduce operating expenses. The Company also paused manufacturing of its product candidates. Furthermore, the Company is currently in the process of marketing all three of its leased properties for sub-leasing arrangements.

The Company recorded a restructuring charge in the amount of $10.9 million in 2024 as well as an additional $0.9 million recorded in the three months ended March 31, 2025, primarily related to severance and retention costs as further discussed in Note 4. The Company had recorded an impairment charge in 2024 for the write-down of property and equipment of $1.9 million and right-of-use assets in the amount of $22.8 million as further discussed in Notes 5 and 6.

Going Concern

The failure of the Company’s Phase 3 ENLIGHTEN 1 trial to meet its primary endpoint, which resulted in the Company’s restructuring during the second quarter of 2024, provides significant uncertainty regarding the Company’s ability to meet its business plans and conduct its future operations. The Company has incurred recurring net operating losses every year since inception and has an accumulated deficit of approximately $413.3 million at March 31, 2025. The Company expects to continue to generate operating losses for the foreseeable future. At March 31, 2025, the Company had approximately $31.7 million of cash and cash equivalents. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

In July 2024, the Company received notice from Nasdaq that it was not in compliance with the $1.00 minimum bid price requirement. Although the Company was granted an additional 180-day compliance period through July 14, 2025 to regain

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

compliance, failure to maintain a bid price above $0.10 could result in delisting. The Company intends to seek stockholder approval for a reverse stock split at its May 2025 annual meeting to regain compliance, but there is no assurance that such approval will be obtained or that compliance will be regained.

From inception through March 31, 2025, the Company has raised an aggregate of $424.8 million to fund its operations, primarily from the issuance of equity securities and to a lesser extent, government contracts and a license agreement.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) assuming the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company continues to consider various operational and strategic options in light of the failure of the ENLIGHTEN 1 trial to meet its primary endpoint, including additional clinical trials, the sale of assets, or a strategic business combination. The Board of Directors has not decided on a specific plan other than to reduce operating expenses in order to manage its cash position. The Company is attempting to sublease all of its leased locations, and, may also seek to negotiate an early termination of its leases with its landlords. The Company may be unable to sublease its locations on favorable terms or at all. In addition, the Company may not be able to obtain an early termination of its leases with its landlords on favorable terms or at all.

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 13, 2025. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). In management’s opinion, these unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s condensed consolidated financial statements for the periods presented.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025. Since the date of those financial statements, there have been no changes to its significant accounting policies except as noted below.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2025 the Company had no comprehensive loss, and for the three months ended March 31, 2024 other comprehensive loss consisted of unrealized losses, net of taxes from its short-term investments.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Restricted Cash

The Company had restricted cash of approximately $2.0 million as of March 31, 2025 and December 31, 2024. These balances were held as restricted at the Company’s financial institution to secure the Company’s letters of credit for its facility leases.

The Company’s statements of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows is as follows (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$31,735	$40,577
Restricted cash	1,993	1,993
Total	$33,728	$42,570

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Stock options	4,513,986	8,053,774
Common stock warrants	8,606,303	8,606,303
Restricted stock units	4,737,430	1,061,029
Total	17,857,719	17,721,106

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$26,957	$26,957	$—	$—
Total cash equivalents	$26,957	$26,957	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$23,214	$23,214	$—	$—
U.S. treasury bills	6,995	—	6,995	—
Total cash equivalents	$30,209	$23,214	$6,995	$—

As of March 31, 2025, the Company’s cash equivalents were invested in money market funds, which were valued based on Level 1 inputs. As of December 31, 2024, the Company’s cash equivalents were invested in money market funds and U.S. treasury bills with maturity dates of less than 90 days, which were valued based on Level 1 and Level 2 inputs, respectively. All available-for-sale securities have contractual maturities of less than one year. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying condensed consolidated financial statements that required Level 3 inputs.

The carrying values of the Company’s accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these liabilities and as such these are considered Level 1 in the fair value hierarchy.

4. Restructuring and Other Related Charges

In connection with the ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, the Board of Directors approved a reduction in the Company’s workforce, impacting 87 employees, which occurred during May and June 2024. The Company incurred costs related to employee termination benefits and other costs associated with the restructuring mainly during the second quarter of 2024, with the remainder of the costs to be incurred through May 1, 2025. These amounts are recorded as restructuring and other related charges within our condensed consolidated statements of operations and comprehensive loss as they are incurred. For the three months ended March 31, 2025, restructuring and other related charges were $0.9 million, which consisted of $0.7 million of severance costs and $0.2 million of retention costs.

Restructuring liability activities during the year ended December 31, 2024 and the three months ended March 31, 2025 consist of the following (in thousands):

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Severance Costs	Retention Costs	Other Costs	Total Restructuring
Balance at January 1, 2024	$—	$—	$—	$—
Accruals	6,713	3,174	1,009	10,896
Cash payments	(3,953)	(1,596)	(1,000)	(6,549)
Balance at December 31, 2024	2,760	1,578	9	4,347
Accruals	687	198	—	885
Cash payments	(238)	(946)	(9)	(1,193)
Balance at March 31, 2025	$3,209	$830	$—	$4,039

5. Property and Equipment and Related Impairment

Property and equipment consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Property and equipment:
Laboratory equipment	$3,927	$3,927
Computer software and equipment	159	159
Office furniture and fixtures	961	961
Leasehold improvements	486	486
Total	$5,533	$5,533
Accumulated depreciation	(4,257)	(4,129)
Property and equipment, net	$1,276	$1,404

Accumulated depreciation includes $1.9 million related to loss on impairment of property and equipment described below at March 31, 2025 and December 31, 2024. In addition, the Company recognized approximately $0.1 million of depreciation expense for the three months ended March 31, 2025 and 2024.

During the second quarter of 2024 and as a result of the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, the Company performed a recoverability test for its property and equipment. The Company concluded that the undiscounted cash flows associated with its property and equipment was less than the carrying value of the property and equipment. The Company compared the fair value of the property and equipment to the carrying value and recorded an impairment charge in the amount of $1.9 million which is included as an impairment of property and equipment in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The Company determined fair market value of the equipment based on a third-party appraisal of the equipment through use of publicly available used equipment quotes. The equipment was valued as of May 15, 2024. The Company reassessed the need for any further impairment as of March 31, 2025, and determined no additional impairment indicators existed.

6. Impairment of Right-of-Use Assets

In connection with the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, in May 2024, the Company engaged a commercial real estate broker to market the Company’s three leased properties for sublease arrangements. As of March 31, 2025, the Company has not sublet any of its leased properties. Based upon these impairment indicators, the Company performed a recoverability test over its right-of-use asset and concluded the right-of-use assets were impaired. As a result, the Company recorded an impairment charge in the amount of $22.8 million, which was included as an impairment of right-of-use asset in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The right-of-use asset was valued as of May 15, 2024. The Company reassessed the need for any further impairment as of March 31, 2025, and determined no additional impairment indicators existed.

The Company engaged a valuation specialist in 2024 to perform a fair value determination of the right-of-use assets in connection with the impairment recorded in the three months ended June 30, 2024 using a discounted cash flow methodology, which included the following range of assumptions:

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Discount Rate	9.5-10.5%
Term (years)	2.96-9.13
Expected Sublease Rent Increases	3.0%

7. Segment Reporting

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

The Company’s CODM evaluates and allocates resources within the segment based on the Company’s net loss. As the Company is a clinical-stage biotechnology company, the evaluation includes review of the actual and budget costs related to employee-related costs, clinical trials, facility, professional and consulting costs in connection with preclinical and clinical development activities, and the conduct of these pre-clinical and clinical trials and responses from government agencies in determining the probability of success of product candidates. Total segment assets are reported in the Company’s condensed consolidated balance sheets as total assets.

The following table presents revenue, significant expenses and net loss for the Company's segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$183	$532

Operating expenses:
Clinical related costs	1,286	5,961
Employee related costs	3,075	9,475
Product development and manufacturing costs	133	1,483
Facilities, support costs and depreciation	2,672	4,065
Professional, consulting and public company costs	973	3,072
Restructuring and other related charges	885	—
Total operating expenses	9,024	24,056
Loss from operations	(8,841)	(23,524)
Other income:
Interest income	298	1,086
Total other income	298	1,086
Loss before income tax expense	(8,543)	(22,438)
Income tax expense	(4)	(14)
Net loss	$(8,547)	$(22,452)

8. Preferred and Common Stock

The Company has 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no shares issued or outstanding as of March 31, 2025 and December 31, 2024.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate. As of March 31, 2025, the Company sold 7,059,228 shares under the Form S-3 which generated proceeds of $23.9 million, net of issuance costs of $0.9 million.

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

On March 22, 2024, the Company amended and restated the Controlled Equity Offering Sales Agreement (the “Amended Sales Agreement”) with Cantor pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company's common stock for aggregate gross proceeds of up to $75.0 million. The offering and sale of up to $75.0 million of the common shares has been registered under the Securities Act, pursuant to the Company's Registration Statement on Form S-3 (File No. 333-278163) (the "2024 Registration Statement"), which was originally filed with the SEC on March 22, 2024, the base prospectus contained within the 2024 Registration Statement, and a prospectus supplement relating to the shares that was filed with the SEC on March 22, 2024. As of March 31, 2025, the Company has recorded $23.9 million in proceeds, net of issuance costs of $0.9 million, under the Amended Sales Agreement, with $50.2 million still available for future sale under the Amended Sales Agreement.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

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

The Company has reserved for future issuances the following shares of common stock as of March 31, 2025:

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

As of March 31, 2025
Option to exercise stock warrants	8,606,303
Stock options and restricted stock units	12,273,767
Employee stock purchase plan	986,500
Total	21,866,570

9. Common Stock Warrants

The following table represents a summary of the warrants outstanding and exercisable as of March 31, 2025, all of which are equity-classified:

	Number of Common Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Expiration Date	Number of Pre-funded Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Expiration Date
Outstanding at December 31, 2023	10,030,575	$2.673	4.90	$25,700	November 30, 2028	5,756,349	$0.001	3.92	$30,200	April 2027-May 2028
Exercised	(1,424,272)	$2.673		$4,297		(5,756,349)	$0.001	—	$9,715
Outstanding at December 31, 2024	8,606,303	$2.673	3.92	$—	November 30, 2028	—	$—	—	$—	—
Outstanding at March 31, 2025	8,606,303	$2.673	3.67	$—	November 30, 2028	—	$—	—	$—	—

10. Stock-Based Compensation Expense

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

A summary of the restricted stock unit activity under the Plans for the three months ended March 31, 2025 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2024	2,143,802	$2.65
Granted	2,973,000	$0.20
Vested	(365,121)	$5.44
Forfeited	(14,251)	$1.55
Restricted stock units outstanding as of March 31, 2025	4,737,430	$0.90

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

A summary of the stock option activity under the Plans for the three months ended March 31, 2025 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	6,314,561	$5.66	7.5	$—
Granted	—	—
Exercised	—	—
Cancelled	(1,800,575)	9.21
Outstanding at March 31, 2025	4,513,986	$4.25	7.4	$—

The fair value of each stock option granted to employees, directors and non-employees was estimated on the date of grant using the Black-Scholes option-pricing model, or a Monte Carlo simulation in the case of certain options granted to executive officers, with the following weighted-average assumptions for the three months ended March 31, 2024 :

Three months ended March 31, 2024
Risk-free interest rate	4.1%
Expected dividend yield	—%
Expected term (in years)	6.0
Expected volatility	77.1%

No stock options were granted during the three months ended March 31, 2025. The weighted-average fair value of options granted to employees, directors and non-employees during the three months ended March 31, 2024 was $3.64.

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$273	$703
General and administrative	552	1,459
Total	$825	$2,162

For the three months ended March 31, 2025 no stock-based compensation expense was recorded to liabilities. For the three months ended March 31, 2024, $281,000 of the stock-based compensation expense was recorded to liabilities.

Unrecognized stock-based compensation related to stock-based options amounted to $3.0 million at March 31, 2025 and is expected to be recognized over a weighted average period of approximately 2.3 years. Unrecognized stock-based compensation related to restricted stock units amounted to $2.2 million at March 31, 2025 and is expected to be recognized over a weighted average period of approximately 2.1 years.

On February 14, 2025, options to purchase 1,694,590 shares of common stock at an average per share price of $9.28, previously granted under the 2020 Stock Option Plan were voluntarily forfeited by certain executives and returned to the pool of options available for grant under the 2020 Stock Option Plan for future issuance. No replacement options were granted to those executives. Included in the forfeited options were options to purchase 550,000 shares of common stock granted in March 2024 with performance-based vesting conditions.

As of March 31, 2025, there were 2,159,351 shares available for grant under the 2020 Plan and 863,000 shares available for grant under the Inducement Award Plan.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

As of March 31, 2025, the Company issued 1,000 shares under the 2020 ESPP. In June 2024 the Company indefinitely suspended the offering of its 2020 ESPP. As of March 31, 2025, there are a total of 986,500 shares available for issuance under the 2020 ESPP.

11. Collaboration Agreement

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of March 31, 2025, as all milestone amounts were fully constrained based on the probability of achievement.

The Company and LianBio amended the LianBio License Agreement on September 26, 2022, to allow, among other things, LianBio to conduct its own Phase 3 clinical trial and adjust certain future milestones. The amendment also required both parties to negotiate a clinical supply agreement prior to December 31, 2022. There was a side letter executed on December 27, 2022 which extended the negotiations of a clinical supply agreement until March 31, 2023. The parties are not actively engaged in negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will ever be completed.

The amendment did not result in any change in the Company’s determination of its performance obligations under the arrangement and all future milestones remain constrained from the transaction price. The Company has determined that the contract modification did not have a material impact on the allocation of the transaction price to the two performance obligations.

LianBio announced that in October 2023 its board of directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, were to be completed by the end of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement. In November 2024 the Company entered into a novation agreement which substituted LianBio Cayman for LianBio HK. For more information, please see “Risk Factors — If LianBio HK, as defined below, is unable to find a third party to acquire its rights under the LianBio License Agreement, as defined below, it may materially harm our business, financial condition, results of operations and prospects”.

The Company will recognize the revenue associated with the Combined Performance Obligation as the clinical supply of LYR-210 is delivered. The Company recognizes revenue associated with the Development Activities Performance Obligation as the development activities are performed using an input method, according to the costs incurred as to the development activities related to the global Phase 3 clinical trial and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s condensed consolidated balance sheets and will be recognized as the clinical supply of LYR-210 is delivered and over the remaining time it takes to conduct the global Phase 3 clinical trial, respectively.

There were no changes in the transaction price from December 31, 2024 to March 31, 2025. The following table reflects the transaction price (in thousands):

	As of March 31, 2025
	Pre-Milestone	Milestone	Post-Milestone
Combined Performance Obligation	$8,373	$3,489	$11,862
Development Activities Performance Obligation	3,627	1,511	5,138
Total	$12,000	$5,000	$17,000

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of March 31, 2025
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2023	$11,748	$2,046	$13,794
Revenue recognized	—	(1,534)	(1,534)
Deferred revenue at December 31, 2024	11,748	512	12,260
Revenue recognized	—	(183)	(183)
Deferred revenue at March 31, 2025	$11,748	$329	$12,077

Development and regulatory milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. Note that the allocated deferred revenue associated with the clinical supply agreement has been recorded as long term deferred revenue given the potential uncertainty of delivery within the next twelve months. As of March 31, 2025, the parties still have not completed their negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

There were no milestones achieved during the three months ended March 31, 2025 or the year ended December 31, 2024.

The Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. No royalty revenue has been earned as of March 31, 2025.

Entities affiliated with Perceptive Advisors, LLC are shareholders of both the Company and LianBio. Additionally, two of the Company’s former directors are Managing Directors at Perceptive Advisors, LLC and one of these former directors is also the Executive Chairman of LianBio’s board of directors.

12. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. The Company recorded income tax expense of $4,000 and $14,000 for the three months ended March 31, 2025 and 2024, respectively.

13. Leases

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

The Company maintains a letter of credit of approximately $0.3 million securing its obligations under the operating lease which is secured by approximately $0.3 million, which are included as restricted cash in the condensed consolidated balance sheets. Rent expense is recognized on a straight-line basis over the terms of occupancy.

Waltham Lease

The Company has two leases for two separate spaces in the same building at 880 Winter Street in Waltham, Massachusetts. The Company refers to the first lease as the “Waltham Lease” and the second lease arrangement as the “Waltham Sublease” as the Company, as a tenant, is subleasing space from under an existing lease arrangement whereby the lessee to the headlease has agreed to sublease the space to the Company under a sublease agreement.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

In May 2022, the Company executed the Waltham Lease. The leased premises comprises approximately 29,000 square feet of office and lab space, and the lease initially provides for base rent of $2.2 million per year, which will increase 3% per year over the noncancellable term ending on June 30, 2033. The Company has the option to extend the lease for one additional five-year term and is responsible for its share of real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The Company did not include the option to extend the lease for the additional five-year term in its measurement of the right-of-use asset and lease liability.

In connection with the lease, a security deposit was delivered to the landlord in the form of an irrevocable standby letter of credit collateralized by $1.1 million of deposits with the financial institution which is recorded as restricted cash.

Waltham Sublease

In December 2023, the Company executed the Waltham Sublease. The subleased premises comprise approximately 24,000 square feet, and the sublease provides for base rent of $1.8 million per year, which will increase 3% per year over the noncancellable term ending on November 30, 2032. The Company is also responsible for its share of real estate taxes, maintenance, and other operating expenses applicable to the subleased premises.

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

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease Cost:
Operating lease cost	$1,309	$1,859
Variable lease cost	586	672
Total lease cost	$1,895	$2,531

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of March 31, 2025
Weighted-average remaining lease term (in years)	7.3
Weighted-average discount rate	6.16%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of March 31, 2025 were as follows (in thousands):

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Period ended December 31,
From April 1, 2025 to December 31, 2025	$4,571
2026	6,494
2027	5,131
2028	4,507
2029	4,642
Thereafter	16,010
Total maturities	41,355
Less: Imputed interest	(7,999)
Present value of operating lease liability	33,356
Less: current portion of operating lease liability	(4,243)
Total operating lease liability, net of current portion	$29,113

The Company evaluated the above leases for impairment indicators at March 31, 2025 and determined that there was no further impairment of the right-of-use assets. Additional details are included within Note 6 above.

14. Commitments and Contingencies

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

On November 2, 2023, the Company entered into a settlement and release agreement, related to the Litigation, pursuant to which each of the Company and the former CMO provided broad mutual releases of all claims relating to or arising out of the MCSA, including without limitation, all claims brought in the Litigation or that could have been brought in the Litigation. The Company and the former CMO jointly filed a Stipulation of Dismissal with prejudice relating to the Litigation. In the fourth quarter of 2024, the Company paid the remaining liability of $0.4 million of the Stipulation of Dismissal with prejudice to the former CMO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A Risk Factors.

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

In May 2024, we announced topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210 for the treatment of CRS. ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks in patients without nasal polyps. Following this announcement, we reported a reduction in force of approximately 75% of our workforce, impacting 87 employees, in addition to other cost-saving measures in order to preserve capital, including the stoppage of commercialization efforts for LYR-210 and pausing development efforts for LYR-220. The Company also paused the manufacturing of both LYR-210 and LYR-220. LYR-220, our second product candidate, is substantially similar to LYR-210 and also directed at patients living with CRS, but employs a larger implant designed for patients whose nasal cavity is larger including those patients who have undergone ethmoid sinus surgery.

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

At 24 weeks, the ENLIGHTEN 1 trial demonstrated the following results compared to baseline, which did not achieve statistical significance:

•
In the primary efficacy analysis, treatment with LYR-210 resulted in a mean (standard deviation, or SD) improvement in the 3CS score of 2.13 (2.17) points, compared to 2.06 (2.14) points in sham control.
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

The data showed that LYR-210 was generally well tolerated, with no product-related serious adverse events (“AEs”). The most commonly reported AEs in the study population were epistaxis, nasal odor, upper respiratory tract infection and sinusitis. Further post-hoc analyses of the ENLIGHTEN 1 data showed that LYR-210 had a positive effect compared to sham control in 3CS, nasal congestion, and nasal polyp scores at 24 weeks in the subgroup of 35 CRS patients with nasal polyps.

•
Treatment with LYR-210 resulted in least squares (LS) mean (standard error, or SE) improvement in the 3CS score of 3.21 (0.436) points, compared to 0.96 (0.619) points in sham control for a difference of 2.25 points (p-value 0.0058) in the CRS patient subgroup with nasal polyps. This improvement was demonstrated despite the inclusion of only grade 1 nasal polyps in the study and without a threshold for nasal congestion score.
•
For patients with nasal congestion score equal to or greater than 2 (that is moderate to severe symptom) at baseline in the CRS patient subgroup with nasal polyps, treatment with LYR-210 resulted in LS mean (SE) improvement in the 3CS score of 3.69 (0.470) points, compared to 0.75 (0.685) points in sham control for a difference of 2.94 points (p-value 0.0017).
•
Treatment with LYR-210 resulted in LS mean (SE) improvement in the nasal congestion score of 1.15 (0.163) points, compared to 0.29 (0.229) points in sham control for a difference of 0.85 points (p-value 0.0061) in the CRS patient subgroup with nasal polyps and nasal congestion score equal to or greater than 2 at baseline.
•
Treatment with LYR-210 resulted in LS mean (SE) improvement in the nasal polyp score of 0.62 (0.161) points, compared to 0.01 (0.237) points in sham control for a difference of 0.61 points (p-value 0.0471) in the CRS patient subgroup with nasal polyps.

The 52-week extension stage of the ENLIGHTEN 1 trial was completed in the fourth quarter of 2024. Safety data for LYR-210 in the extension stage was generally consistent with the 24-week primary treatment stage, including for those patients that received a repeat dosing resulting in a 12-month treatment period. In the extension stage, LYR-210 was generally well tolerated, with no product-related serious AEs. The most commonly reported extension stage AEs in the study population were chronic sinusitis, nasal odor, epistaxis, sinusitis, and nasopharyngitis. ENLIGHTEN 2, the second pivotal Phase 3 trial of LYR-210 in CRS, is ongoing, and enrollment completed in October 2024. We expect to report results from the ENLIGHTEN 2 trial in the second quarter of 2025.

The Company recently restarted its manufacturing activities to meet potential clinical supply requirements in the event the Company advances another Phase 3 trial in LYR-210.

LYR-220

In connection with the cost-saving efforts announced in May 2024, the Company paused development efforts for LYR-220, our second pipeline product candidate. LYR-220 is designed for use in CRS patients who have failed previous medical management and who continue to require treatment to manage CRS symptoms despite having had ethmoid sinus surgery. LYR-220 employs a larger implant designed for patients whose nasal cavity is larger including those patients who have undergone extensive ethmoid sinus surgery. We conducted a Phase 2 clinical trial of LYR-220, called BEACON. The BEACON trial was a controlled parallel-group study to evaluate safety, tolerability, pharmacokinetics (“PK”), and efficacy comparing two designs of the LYR-220 (7500µg MF) matrix to control, over a 24-week period, in approximately 50 symptomatic adult CRS subjects who have had a prior bilateral sinus surgery. In September 2023, we reported positive topline results from BEACON, demonstrating statistically significant and clinically relevant improvements in the 3CS and SNOT-22 scores at 24 weeks.

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

From inception through March 31, 2025, we have raised an aggregate of $424.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 Financing (as defined below), $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Controlled Equity Offering Agreement (the “Original Sales Agreement”) dated September 1, 2023, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants. Further, we currently have an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate.

We have incurred recurring net operating losses every year since inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses inception to date were $413.3 million at March 31, 2025. As of March 31, 2025, we had approximately $31.7 million of cash and cash equivalents. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

In May 2024, we announced a reduction in force of approximately 75% of our workforce, impacting 87 employees (“May 2024 RIF”), in addition to other cost-saving measures in order to preserve capital, including the stoppage of commercialization efforts for LYR-210 and pausing development efforts for LYR-220. As part of the May 2024 RIF, the Company also paused the manufacturing of LYR-210 and LYR-220. Nevertheless, we anticipate that we will continue to incur expenses as we continue the ongoing ENLIGHTEN 2 Phase 3 clinical trial of LYR-210. The Company recently restarted its manufacturing activities for LYR-210 to meet potential clinical supply requirements in the event the Company advances another Phase 3 trial in LYR-210.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate. In the future, we may engage third party contract manufacturers (“CMOs”) to manufacture our products. We do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. As a result, we need substantial additional funding to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations and licensing arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidate or any additional product candidates, if developed.

Because of the numerous risks and uncertainties associated with therapeutics product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will ever be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Based on our current operating plan, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. As of March 31, 2025, we had cash and cash equivalents totaling $31.7 million. Management believes that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research, development and manufacturing of our product candidates.

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

Nasdaq Listing Notification

On July 19, 2024, we received a written notice (the “Notice”) from The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that for the prior 30 consecutive business days, the bid price for our common stock, par value $0.001 per share, had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Notice had no effect at the time on the listing of our common stock, which continued to trade on The Nasdaq Global Market under the symbol “LYRA.”

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

In addition, under Nasdaq Listing Rule 5810(c)(3)(A)(iii), if during this compliance period our common stock has a closing bid price of $0.10 or less for ten consecutive trading days, Nasdaq will issue a staff delisting determination with respect to our common stock. If this occurs, we intend to timely request a hearing to review that determination. There is no guarantee that any appeal will be successful in overturning a staff delisting determination.

We intend to actively monitor the closing bid price of our common stock. We are seeking approval from our stockholders at our annual meeting of stockholders scheduled on May 14, 2025 to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our common stock at a ratio ranging from any whole number between 1-for-10 and 1-for-50, as determined by our Board of Directors in its discretion to regain compliance with the Minimum Bid Price Requirement. However, there is no guarantee stockholders will approve this proposal.

Recent Developments

We continue to consider various operational and strategic options in light of the failure of the ENLIGHTEN 1 trial to meet its primary endpoint, including additional clinical trials, the sale of assets, or a strategic business combination. The Board has not decided on a specific plan other than to reduce operating expenses in order to manage its cash position. Furthermore, we are currently in the process of marketing all of our leased properties for sub-leasing arrangements, and we may also seek to negotiate an early termination of our leases with our landlords.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. As of March 31, 2025 we have recognized $4.9 million of collaboration revenue from our LianBio License Agreement.

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

We will recognize the revenue associated with the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure combined performance obligation as the clinical supply of LYR-210 is delivered. We recognize revenue associated with the development activities related to the global Phase 3 clinical trial performance obligation as the development activities are performed using an input method, according to the costs incurred as to the development activities related to the global Phase 3 clinical trial and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on our condensed consolidated balance sheets and will be recognized as the clinical supply of LYR-210 is delivered and over the remaining time it takes to conduct the global Phase 3 clinical trial, respectively.

In October 2023 LianBio announced that its board of directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, will be completed by the end of 2024. As announced in February 2024 LianBio further reduced the size of its workforce to approximately 50 employees further reduced that number over the course of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement. In November 2024 we entered into a novation agreement which substituted LianBio Cayman for LianBio HK. For more information, please see “Risk Factors — If LianBio HK, as defined below, is unable to find a third party to acquire its rights under the LianBio License Agreement, as defined below, it may materially harm our business, financial condition, results of operations and prospects”.

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
•
approval of an Investigational New Drug Application (“IND”) for any potential future product candidate to commence planned or future clinical trials in the United States or foreign countries;
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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods and estimates used to assess our ability to continue as a going concern. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 13, 2025.

Recently Issued and Adopted Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, such standards will not have a material impact on our condensed consolidated financial statements or do not otherwise apply to our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Dollar
	2025	2024	Change
Collaboration revenue	$183	$532	$(349)

Operating expenses:
Research and development	4,876	18,238	(13,362)
General and administrative	3,263	5,818	(2,555)
Restructuring and other related charges	885	—	885
Total operating expenses	9,024	24,056	(15,032)
Loss from operations	(8,841)	(23,524)	14,683
Other income:
Interest income	298	1,086	(788)
Total other income	298	1,086	(788)
Loss before income tax expense	(8,543)	(22,438)	13,895
Income tax expense	(4)	(14)	10
Net loss	$(8,547)	$(22,452)	$13,905

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2025 and 2024 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. The decrease period over period was primarily related to the completion of the primary study phase of the ENLIGHTEN 1 trial which was utilized for purposes of revenue recognition.

Research and Development Expenses

Research and development expenses decreased by $13.4 million from $18.2 million to $4.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in research and development expenses for the three months ended March 31, 2025 was primarily attributable to a decrease in clinical related costs of $4.7 million as we completed both the BEACON trial for LYR-220 and the primary phase for the ENLIGHTEN 1 trial for LYR-210, a decrease of $4.5 million in employee related costs primarily driven by the reduction in force that occurred in May 2024, a decrease in professional and consulting costs of $1.3 million, a decrease in product development and manufacturing costs of $1.3 million and a decrease in allocation, support and depreciation costs of $1.5 million.

General and Administrative Expenses

General and administrative expenses decreased by $2.5 million from $5.8 million to $3.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

The decrease in general and administrative expenses for the three months ended March 31, 2025 was primarily driven by a decrease in professional, consulting and public company fees of $0.8 million as we scaled back activities subsequent to announcing in May 2024 that the ENLIGHTEN 1 trial did not meet its primary endpoint, in addition to a decrease in employee related costs of $1.9 million primarily due to the reduction in force that occurred in May 2024. These were partially offset by an increase in allocation, support and depreciation costs of $0.2 million primarily due to the increased rent and facilities expenses for the Company’s three leased facilities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Interest Income

Interest income decreased by $0.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Interest income for both periods was primarily attributable to interest earned on cash equivalents and in 2024, the Company’s short-term investments, and the decrease was largely due to the decrease in the balance of these funds for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Income Tax Expense

During the three months ended March 31, 2025 we recorded an income tax expense of $4,000 compared to $14,000 for the three month period ended March 31, 2024. This decrease in income tax expense was related to our Massachusetts Securities Corporation.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2025, we have raised an aggregate of $424.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 Financing, $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Original Sales Agreement dated September 1, 2023, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants. As of March 31, 2025, we have not sold any securities under the Form S-3. On March 22, 2024, we entered into an Amended and Restated Controlled Equity Offering Agreement with Cantor pursuant to which we may offer and sell, from time to time through Cantor, shares of the Company’s common stock for aggregate gross proceeds of up to $75.0 million.

The following table provides information regarding our total cash and cash equivalents at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$31,735	$40,577
Total	$31,735	$40,577

We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(8,842)	$(22,455)
Net cash provided by investing activities	—	7,857
Net cash provided by financing activities	—	8,644
Net decrease in cash, cash equivalents and restricted cash	$(8,842)	$(5,954)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $8.8 million for the three months ended March 31, 2025, primarily resulting from our net loss of $8.5 million, and cash provided by changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash adjustments of $0.9 million. Our net loss was primarily attributed to research and development activities, general and administrative expenses, and restructuring charges recorded in the current period. Net cash used for our operating assets and liabilities of $1.2 million during the three months ended March 31, 2025 primarily consisted of decreases in right-of-use lease liabilities of $1.0 million, decreases in accounts payable, accrued expenses and other current liabilities of $0.8 million, a decrease in restructuring liability of $0.3 million, and a decrease in deferred revenue of $0.2 million, partially offset by an operating lease right-of-use assets of $0.8 million and a decrease in prepaid expenses and other assets of $0.3 million. Our non-cash charges during the three months ended March 31, 2025 primarily consisted of $0.8 million of share-based compensation expense and $0.1 million of depreciation expense.

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

Net Cash Provided By Investing Activities

There was no cash provided by investing activities for the three months ended March 31, 2025 compared to $7.9 million of cash provided by investing activities for the three months ended March 31, 2024. Cash provided by investing activities for the three months ended March 31, 2024 primarily consisted of net proceeds from the maturities of short-term investments.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2025 compared to $8.6 million for the three months ended March 31, 2024 due to an increase in cash raised in 2024 from issuances of common stock under our ATM agreement as well as the exercise of pre-funded warrants and warrants to purchase common stock.

Funding Requirements

We expect to continue to incur expenses in connection with our ongoing activities, primarily the ongoing ENLIGHTEN 2 Phase 3 trial evaluating LYR-210. To the extent in the future we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Although management has concluded that there is substantial doubt regarding our ability to continue as a going concern, this conclusion is based on our analysis under applicable accounting standards. Based on our current business plan, we anticipate that our cash, cash equivalents and short-term investment balance is sufficient to fund our operating expenses and capital expenditures into the first quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong. If, for any reason, our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in us further curtailing, delaying or discontinuing our research and development program for LYR-210. As a result, our business, financial condition, and results of operations could be materially adversely affected.

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

•
the costs of conducting current and future clinical trials of LYR-210;

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

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has three leaseholds, including two in Waltham, Massachusetts and one in Watertown, Massachusetts. These leaseholds represent significant operating costs for the Company. The Company has retained a broker to sublease or assign all three of the leaseholds in connection with the Company’s capital preservation efforts. There can be no assurance that the Company will find third parties to enter into a sublease or assignment of these leaseholds at terms that are favorable to the Company, on a timetable that is advantageous to the Company, or at all.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $8.8 million and $23.5 million for the three months ended March 31, 2025 and 2024, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

In May 2024, our Board approved a reduction in force by up to 87 employees, effective on or about May 21, 2024 with respect to approximately 80 employees and effective on or about June 20, 2024 with respect to approximately seven employees (the “May 2024 RIF”). The Board’s decision was based on the need to implement cost-reduction initiatives intended to reduce the Company’s ongoing operating expenses and maximize shareholder value. The Company incurred charges of approximately $11.8 million in connection with this workforce reduction, primarily consisting of severance payments, employee benefits and related costs. Certain of these expenses have been paid to former employees as of the date of these condensed consolidated financial statements and relate to the May 2024 RIF. The remaining expenses are included within accrued restructuring with anticipated payout at a later date, primarily pertaining to current employees.

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

ENLIGHTEN 2, the second Phase 3 trial of LYR-210 in CRS, is ongoing and we expect to report results in the second quarter of 2025. There can be no assurance that we will achieve the primary endpoint, any other endpoints, or otherwise generate any positive data in the ENLIGHTEN 2 Phase 3 clinical trial for LYR-210.

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

Under the LianBio License Agreement, both parties agreed to negotiate prior to December 31, 2022 a clinical supply agreement to support clinical trials to be conducted by LianBio HK in the territory, i.e., PRC, Hong Kong, Macau, Taiwan, Singapore, South Korea, and Thailand. Subsequently, there was a side letter executed on December 27, 2022 which extended the negotiations of a supply agreement. Payments made by LianBio HK to the Company that have not yet been recognized as revenue are deferred as a contract liability on the Company’s condensed consolidated balance sheets. The Company anticipated that the payments treated as a contract liability would be recognized as revenue as the clinical supply of LYR-210 was delivered and over the remaining time it takes to conduct the applicable trials. As of March 31, 2025, the parties are not actively engaged in negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will ever be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

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

Any clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways by different reviewers and regulators, which could delay, limit, or prevent regulatory approval. Drug-related adverse events (“AEs”) during a pre-clinical study or clinical trial could cause us to repeat a trial or study, perform an additional trial or study, expand the size and/or duration of a trial or study, terminate a trial or study, or even cancel a pre-clinical or clinical program. The failure of pre-clinical studies or clinical trials to demonstrate safety and effectiveness for the desired indications could harm the development of that product candidate and other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical trials would delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. A number of companies in the biotechnology and pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Even if our future and ongoing pre-clinical studies and clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of LYR-210, and/or any future product candidate.

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

We only recently restarted manufacturing LYR-210.

We previously transitioned most of our clinical manufacturing from a contract manufacturing organization, or CMO, to an in-house manufacturing facility at our Watertown headquarters to produce LYR-210 and LYR-220, the latter of which we have since deprioritized. Following the May 2024 RIF, we paused the manufacture of our product candidates. Recently, we initiated a technical transfer process from our Watertown facility to our Waltham facility and restarted our manufacturing activities for LYR-210 in the event we proceed with another Phase 3 trial for LYR-210. These activities pertain to producing clinical supply and we have not yet built out a commercial manufacturing capability. We are also engaged in an effort to sublease or assign our three leaseholds which include manufacturing space. Throughout Item 1A, we refer to manufacturers, CMOs and suppliers interchangeably.

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

Having recently restarted our in-house manufacturing, we recognize that various aspects of the development program, such as manufacturing methods and equipment, may be altered along the way in an effort to optimize cost of goods, processes and results. Such changes carry the risk that these manufacturing efforts will not achieve these successfully or in a cost-efficient manner, or that we will be subject to additional requirements by the FDA or other regulatory bodies. Slight deviations resulting from technology transfer, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems with our in-house manufacturing process could restrict our ability to meet our clinical and regulatory timelines, and market demand for our products.

As a result of the May 2024 RIF, we have fewer experienced scientific, quality and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production.

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

In addition, subjects treated with LYR-210 have experienced AEs, including epistaxis, rhinitis, rhinorrhea, facial pain, nasopharyngitis, sinusitis, upper respiratory tract infection, procedural headache, nasal discomfort, and nasal odor, among others. In our Phase 2 LANTERN clinical trial, treatment-related AEs were reported in 16 patients, and all treatment-related AEs except one (increased viscosity of upper respiratory secretion) were mild or moderate in nature. In addition, there was one patient in the LYR-210 (2,500 µg) group who had a serious AE of acarodermatitis in our Phase 2 LANTERN clinical trial, which was deemed to be not related to treatment. In the 24-week treatment phase of the Phase 3 ENLIGHTEN 1 clinical trial, the most commonly reported AEs in the study population were epistaxis, nasal odor, upper respiratory tract infection and sinusitis. In addition, four patients participating in the LYR-210 group reported serious AEs of pulmonary embolism, coronary artery disease/haematemesis/nausea/oesophagitis, colonic abscess, and loss of consciousness, each which were deemed to be not related to the study treatment.

Safety data for LYR-210 in the extension phase was generally consistent with the 24-week primary treatment phase, including for those patients that received a repeat dosing, resulting in a 12-month treatment period. The most commonly reported adverse events in the study population were chronic sinusitis, nasal odor, epistaxis, sinusitis, and nasopharyngitis. In the groups that received LYR-210 in the extension phase, five patients reported serious AEs of eosinophilic pneumonia, nephrolithiasis, abortion spontaneous, dyspnoea/atrial fibrillation/renal cancer, and fall, each which were deemed to be not related to the study treatment.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

If a prolonged government shutdown occurs, or if global health concerns, funding shortages or staffing limitations prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

ENLIGHTEN 2, the second Phase 3 trial of LYR-210 in CRS, is ongoing and we expect to report results in the second quarter of 2025. There can be no assurance that we will achieve the primary endpoint, any other endpoints, or otherwise generate positive data in the ENLIGHTEN 2 Phase 3 clinical trial for LYR-210. We also cannot assure you that any data that may be collected will be compelling to the medical community because the data may not be clinically meaningful and may not demonstrate that LYR-210 is an attractive procedure when compared against data from alternative treatments.

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

While we believe ear, nose and throat (“ENT”) physicians will be able to administer LYR-210, if successfully developed and approved, in conjunction with an endoscopy procedure, thereby making the placement aligned with the existing care continuum for CRS patients and eliminating the need for ENT physicians to schedule separate surgical time, ENT physicians may not adopt our in-office procedure for a number of reasons, including:

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

In connection with the May 2024 RIF, we incurred charges of approximately $4.1 million in connection with the reduction in force, primarily consisting of severance payments, employee benefits and related costs. We incurred an additional $7.7 million in charges for the restructuring subsequent to the May 2024 RIF, including $0.9 million of charges in the three months ended March 31, 2025. This amount primarily relates to ongoing retention efforts for current employees and have been reflected within the condensed consolidated financial statements as of March 31, 2025.

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

In addition, if during this compliance period our common stock has a closing bid price of $0.10 or less for ten consecutive trading days, Nasdaq will issue a staff delisting determination. If this occurs, we intend to timely request a hearing before a hearings panel to review that determination, which may stay the suspension and delisting action pending the issuance of a written panel decision.

We intend to monitor the closing bid price of our common stock. We are also seeking approval from our stockholders at our annual stockholder meeting scheduled on May 14, 2025 to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our common stock at a ratio ranging from any whole number between 1-for-10 and 1-for-50, as determined by our Board of Directors, in its discretion, to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that any such reverse stock split, if approved by the stockholders and implemented, would increase the market price of our common stock in proportion to the reverse split ratio or result in a sustained increase in the market price of our common stock. In addition, it is possible that the reduced number of issued shares of common stock resulting from such a reverse stock split could adversely affect the liquidity of our common stock. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or maintain compliance with any other listing requirements.

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

In addition, the trading prices for common stock of other biotechnology companies may become highly volatile as a result of geopolitical events. The extent to which such events may impact our business, pre-clinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements;
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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or material weaknesses, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. The identification of one or more material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, tariffs and trade wars, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, international terrorism and conflicts could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business, results of operations and price of our common stock may be adversely affected.

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

During the three months ended March 31, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

LYRA THERAPEUTICS, INC.

Date: May 6, 2025	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)