Form 10-Q
period 2025-06-30
Lyra Therapeutics, Inc.
filed 2025-08-12
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 1,644,454 shares of common stock, $0.001 par value per share, outstanding.

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
•
the failure of our ENLIGHTEN 1 Phase 3 trial evaluating LYR-210 for the treatment of CRS to meet its primary endpoint, which was announced in May 2024, created significant uncertainty about the Company’s ability to complete development of LYR-210 and our ability to obtain regulatory approval for LYR-210 is at least significantly delayed and may not be possible;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$29,784	$40,577
Prepaid expenses and other current assets	1,279	2,448
Total current assets	31,063	43,025
Property and equipment, net	1,159	1,404
Operating lease right-of-use assets	18,358	19,924
Restricted cash	1,993	1,993
Total assets	$52,573	$66,346
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$680	$1,179
Restructuring liability	3,486	4,347
Accrued expenses and other current liabilities	2,413	2,586
Operating lease liabilities	4,552	4,121
Deferred revenue	32	398
Total current liabilities	11,163	12,631
Operating lease liabilities, net of current portion	27,926	30,259
Deferred revenue, net of current portion	11,862	11,862
Total liabilities	50,951	54,752
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; 1,625,376 and 1,310,308 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	1
Additional paid-in capital	422,394	416,383
Accumulated deficit	(420,774)	(404,790)
Total stockholders’ equity	1,622	11,594
Total liabilities and stockholders’ equity	$52,573	$66,346

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$183	$598	$366	$1,130

Operating expenses:
Research and development	5,110	13,264	9,986	31,502
General and administrative	3,501	5,139	6,764	10,957
Impairment of property and equipment	—	1,883	—	1,883
Impairment of right-of-use assets	—	22,836	—	22,836
Restructuring and other related charges	398	6,450	1,283	6,450
Total operating expenses	9,009	49,572	18,033	73,628
Loss from operations	(8,826)	(48,974)	(17,667)	(72,498)
Other income:
Interest income	410	855	708	1,941
Other income	981	—	981	—
Total other income	1,391	855	1,689	1,941
Loss before income tax expense	(7,435)	(48,119)	(15,978)	(70,557)
Income tax expense	(2)	(12)	(6)	(26)
Net loss	(7,437)	(48,131)	(15,984)	(70,583)
Other comprehensive loss:
Unrealized holding loss on short-term investments, net of tax	—	(29)	—	(37)
Comprehensive loss	$(7,437)	$(48,160)	$(15,984)	$(70,620)
Net loss per share attributable to common stockholders— basic and diluted	$(5.51)	$(36.76)	$(12.00)	$(54.51)
Weighted-average common shares outstanding— basic and diluted	1,348,630	1,309,193	1,331,985	1,294,790

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income, net of tax	Deficit	Equity
Balance at December 31, 2023	1,144,291	$1	$400,685	$33	$(311,355)	$89,420
Exercise of common stock options	18	—	3	—	—	3
Shares issued under ATM, net of issuance costs of $150	20,833	—	4,850	—	—	4,850
Exercise of pre-funded warrants	25,110	—	2	—	—	2
Exercise of common stock warrants	28,485	—	3,808	—	—	3,808
Issuance of common stock upon RSU vesting	557	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	1,881	—	—	1,881
Net loss	—	—	—	—	(22,452)	(22,452)
Balance at March 31, 2024	1,219,294	$1	$411,229	$25	$(333,807)	$77,504
Exercise of pre-funded warrants	89,817	$—	$4	$—	$—	$4
Exercise of common stock options	1	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(29)	—	(29)
Stock-based compensation	—	—	1,625	—	—	1,625
Net loss	—	—	—	—	(48,131)	(48,131)
Balance at June 30, 2024	1,309,112	$1	$412,858	$(4)	$(381,938)	$30,973

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	1,310,308	1	416,383	(404,790)	11,594
Issuance of common stock upon RSU vesting	7,302	—	—	—	—
Stock-based compensation	—	—	825	—	825
Net loss	—	—	—	(8,547)	(8,547)
Balance at March 31, 2025	1,317,610	$1	$417,208	$(413,337)	$3,872
Decrease in common stock for rounding down of fractional shares to reflect the 1-for-50 reverse stock split	(48)	$—	$—	$—	$—
Issuance of common stock upon RSU vesting	7,802	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $726	273,012	1	4,272	—	4,273
Issuance of common stock upon exercise of pre-funded warrants	27,000	—	—	—	—
Stock-based compensation	—	—	914	—	914
Net loss	—	—	—	(7,437)	(7,437)
Balance at June 30, 2025	1,625,376	$2	$422,394	$(420,774)	$1,622

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,984)	$(70,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,739	3,286
Depreciation expense	255	281
Impairment of property and equipment	—	1,883
Write-off of deferred financing costs	—	140
Impairment of right-of-use assets	—	22,836
Gain on sale of property and equipment	(8)	—
Net amortization of premium on short-term investments	—	(1,608)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,169	131
Operating lease right-of-use assets	1,566	227
Other assets	—	1,111
Accounts payable	(499)	1,818
Accrued expenses and other current liabilities	(541)	(2,502)
Restructuring liability	(861)	3,127
Operating lease liabilities	(1,902)	(1,453)
Deferred revenue	(366)	(1,130)
Net cash used in operating activities	(15,432)	(42,436)
Cash flows from investing activities:
Purchases of property and equipment	(20)	(2,345)
Proceeds from the sale of property and equipment	18
Purchases of short-term investments	—	(35,141)
Maturity of short-term investments	—	81,519
Net cash (used in) provided by investing activities	(2)	44,033
Cash flows from financing activities:
Proceeds from sale of common stock, warrants and pre-funded warrants	4,999	8,819
Payment of deferred offering costs	(358)	(267)
Proceeds from exercise of stock options	—	3
Net cash provided by financing activities	4,641	8,555
Net decrease in cash, cash equivalents and restricted cash	(10,793)	10,152
Cash, cash equivalents and restricted cash, beginning of period	42,570	23,745
Cash, cash equivalents and restricted cash, end of period	$31,777	$33,897
Supplemental disclosure of non-cash financing and investing activities:
Issuance costs in accrued expenses	$368	$—
Property and equipment purchases included in accounts payable	$—	$64
Right of Use Asset in Exchange for Lease Liability	$—	$13,667
Prepaid expenses for right-of-use asset included in operating lease liabilities	$—	$440
Deferred offering costs included in accounts payable and accrued expenses	$—	$23

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization, Restructuring, Going Concern and Basis of Presentation

Lyra Therapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company focused on the development and commercialization of therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. The Company’s proprietary technology is designed to consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. The Company’s primary product candidate, LYR-210, is a bioabsorbable nasal implant designed to be administered in a simple, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. The Company was incorporated as a Delaware corporation on November 21, 2005 and is located in Watertown, Massachusetts. On July 16, 2018, the Company formerly changed its name from 480 Biomedical, Inc. to Lyra Therapeutics, Inc.

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

Restructuring

On May 16, 2024, the Company reported that topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210 in CRS. ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in 3CS at 24 weeks.

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

The Company recorded a restructuring charge in the amount of $10.9 million in 2024 as well as an additional $1.3 million recorded in the six months ended June 30, 2025, primarily related to severance and retention costs as further discussed in Note 4. The Company had recorded an impairment charge in 2024 for the write-down of property and equipment of $1.9 million and right-of-use assets in the amount of $22.8 million as further discussed in Notes 5 and 6.

Going Concern

Although at June 30, 2025, the Company had approximately $29.8 million of cash and cash equivalents, the Company has incurred recurring net operating losses every year since inception and has an accumulated deficit of approximately $420.8 million at June 30, 2025. The Company expects to continue to generate operating losses for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

From inception through June 30, 2025, the Company has raised an aggregate of $429.8 million to fund its operations, primarily from the issuance of equity securities including $5.0 million of gross proceeds (and $4.3 million of net proceeds, after cash and accrued issuance costs) from the Company’s June 2025 Financing (as defined in Note 8, “Preferred and Common Stock”), and to a lesser extent, government contracts and a license agreement.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The Company remains focused on preserving its cash. Furthermore, the Company is still engaged in the process of subleasing all of its leased locations, and, may also seek to negotiate an early termination of its leases with its landlords. The Company may be unable to sublease its locations on favorable terms or at all. In addition, the Company may not be able to obtain an early termination of its leases with its landlords on favorable terms or at all.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard and Reverse Stock Split

On July 19, 2024, the Company received notice from The Nasdaq Stock Market, LLC (“Nasdaq”) that it was not in compliance with the $1.00 minimum bid price requirement for continued inclusion on Nasdaq as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days to regain compliance with the Bid Price Requirement, and was subsequently granted an additional 180-day compliance period through July 14, 2025 to regain compliance.

In an effort to regain compliance with the Minimum Bid Price Requirement, on March 13, 2025, the Board of Directors approved a discretionary reverse stock split of the Company’s common stock in the range of 1-for-10 shares and 1-for-50 shares, subject to stockholder approval at the Company’s annual meeting of stockholders held on May 14, 2025 (the “Annual Meeting”). At the Annual Meeting, the stockholders approved the Reverse Stock Split. Following the Annual Meeting, the Board fixed the Ratio for the Reverse Stock Split at 1-for-50 shares. On May 27, 2025, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended with the Secretary of State of the State of Delaware to effect a 1-for-50 reverse stock split of the Company’s common stock, effective May 27, 2025 at 5:00 p.m., Eastern Time (the “Reverse Stock Split”).

As a result of the Reverse Stock Split, every 50 shares of the Company’s issued and outstanding common stock was automatically exchanged for one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded down to the nearest whole share and repurchased by the Company, which resulted in a reduction of 48 shares of common stock issued for the round down of fractional shares. The Certificate of Amendment did not amend the number of authorized shares of common stock, which remained unchanged at 200,000,000 shares. The common stock began trading on a post-split basis on Nasdaq as of the open of trading on May 28, 2025.

Proportionate adjustments were made to the exercise price and number of shares issuable upon the exercise of options outstanding, and the number of shares subject to restricted stock units under the Company’s equity incentive plans, under the Company’s equity incentive plans.

All references to common stock, equity-based common stock awards and all share and per share data contained in this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split.

From the May 28, 2025 date that the common stock began trading on a post-split basis on Nasdaq, the Company maintained a minimum bid price of $1.00 per common share in excess of 10 consecutive business days as required under the Bid Price Requirement, and, on June 13, 2025, Nasdaq notified the Company that it had regained compliance with the Bid Price Requirement.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025. Since the date of those consolidated financial statements, there have been no changes to its significant accounting policies except as noted below.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2025 the Company had no comprehensive loss, and for the three and six months ended June 30, 2024 other comprehensive loss consisted of unrealized losses, net of taxes from its short-term investments.

Restricted Cash

The Company had restricted cash of approximately $2.0 million as of June 30, 2025 and December 31, 2024. These balances were held as restricted at the Company’s financial institution to secure the Company’s letters of credit for its facility leases.

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

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$29,784	$40,577
Restricted cash	1,993	1,993
Total	$31,777	$42,570

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and six months ended June 30,
	2025	2024
Stock options	89,959	140,916
Common stock warrants	1,018,871	172,126
Restricted stock units	85,804	17,349
Total	1,194,634	330,391

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$11,725	$11,725	$—	$—
U.S. treasury bills	12,996	—	12,996	—
Total cash equivalents	$24,721	$11,725	$12,996	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$23,214	$23,214	$—	$—
U.S. treasury bills	6,995	—	6,995	—
Total cash equivalents	$30,209	$23,214	$6,995	$—

As of June 30, 2025 and December 31, 2024, the Company’s cash equivalents were invested in money market funds and U.S. treasury bills with maturity dates of less than 90 days, which were valued based on Level 1 and Level 2 inputs, respectively. The carrying values of money market funds are classified based on Level 1 inputs due to their liquid nature and as they are valued using readily available market prices. The carrying value of U.S. treasury bills are classified based on Level 2 inputs as they are valued based on observable inputs but are not quoted in active markets. All available-for-sale securities have contractual maturities of less than one year. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying condensed consolidated financial statements that required Level 3 inputs.

The carrying values of the Company’s accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these liabilities and as such these are considered Level 1 in the fair value hierarchy.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

4. Restructuring and Other Related Charges

In connection with the ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, the Board of Directors approved a reduction in the Company’s workforce, impacting 87 employees, which occurred during May and June 2024. The Company incurred costs related to employee termination benefits and other costs associated with the restructuring mainly during the second quarter of 2024, with the remainder of the costs incurred through May 1, 2025. These amounts are recorded as restructuring and other related charges within our condensed consolidated statements of operations and comprehensive loss as they are incurred. For the three months ended June 30, 2025, restructuring and other related charges were $0.4 million, which consisted of $0.3 million of severance costs and $0.1 million of retention costs. For the six months ended June 30, 2025, restructuring and other related charges were $1.3 million, which consisted of $1.0 million of severance costs and $0.3 million of retention costs. Total restructuring charges since the second quarter of 2024 amount to $12.2 million.

Restructuring liability activities during the year ended December 31, 2024 and the six months ended June 30, 2025 consist of the following (in thousands):

	Severance Costs	Retention Costs	Other Costs	Total Restructuring
Balance at December 31, 2023	$—	$—	$—	$—
Accruals	6,713	3,174	1,009	10,896
Cash payments	(3,953)	(1,596)	(1,000)	(6,549)
Balance at December 31, 2024	2,760	1,578	9	4,347
Accruals	1,003	280	—	1,283
Cash payments	(277)	(1,858)	(9)	(2,144)
Balance at June 30, 2025	$3,486	$—	$—	$3,486

5. Property and Equipment and Related Impairment

Property and equipment consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Property and equipment:
Laboratory equipment	$3,897	$3,927
Computer software and equipment	159	159
Office furniture and fixtures	961	961
Leasehold improvements	487	486
Total	$5,504	$5,533
Accumulated depreciation	(4,345)	(4,129)
Property and equipment, net	$1,159	$1,404

Accumulated depreciation includes $1.9 million related to loss on impairment of property and equipment described below at June 30, 2025 and December 31, 2024. In addition, the Company recognized approximately $0.2 million of depreciation expense for the three months ended June 30, 2025 and 2024, and recognized approximately $0.3 million of depreciation expense for the six months ended June 30, 2025 and 2024.

During the second quarter of 2024 and as a result of the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, the Company performed a recoverability test for its property and equipment. The Company concluded that the undiscounted cash flows associated with its property and equipment was less than the carrying value of the property and equipment. The Company compared the fair value of the property and equipment to the carrying value and recorded an impairment charge in the amount of $1.9 million which is included as an impairment of property and equipment in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The Company determined fair market value of the equipment based on a third-party appraisal of the equipment through use of publicly available used equipment quotes. The equipment was valued as of May 15, 2024. The Company reassessed the need for any further impairment as of June 30, 2025, and determined no additional impairment indicators existed.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

6. Impairment of Right-of-Use Assets

In connection with the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, in May 2024, the Company engaged a commercial real estate broker to market the Company’s three leased properties for sublease arrangements. As of June 30, 2024, the Company did not sublet any of its leased properties. Based upon these impairment indicators, the Company performed a recoverability test over its right-of-use asset and concluded the right-of-use assets were impaired. As a result, the Company recorded an impairment charge in the amount of $22.8 million, which was included as an impairment of right-of-use asset in the consolidated statements of operations and comprehensive loss for the three months ended June 30, 2024. The right-of-use asset was valued as of May 15, 2024. The Company reassessed the need for any further impairment as of June 30, 2025, and determined no additional impairment indicators existed.

The Company engaged a valuation specialist in 2024 to perform a fair value determination of the right-of-use assets in connection with the impairment recorded in the three months ended June 30, 2024 using a discounted cash flow methodology, which included the following range of assumptions:

Discount Rate	9.5 - 10.5%
Term (years)	2.96 - 9.13
Expected Sublease Rent Increases	3.0%

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

The following table presents revenue, significant expenses and net loss for the Company's segment (in thousands):

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$183	$598	$366	$1,130

Operating expenses:
Clinical related costs	1,346	5,058	2,632	11,019
Employee related costs	3,074	5,451	6,149	14,926
Product development and manufacturing costs	176	1,415	309	2,898
Facilities, support costs and depreciation	2,669	3,708	5,341	7,773
Professional, consulting and public company costs	1,346	2,771	2,319	5,843
Impairment of property and equipment	—	1,883	—	1,883
Impairment of right-of-use assets	—	22,836	—	22,836
Restructuring and other related charges	398	6,450	1,283	6,450
Total operating expenses	9,009	49,572	18,033	73,628
Loss from operations	(8,826)	(48,974)	(17,667)	(72,498)
Other income:
Interest income	410	855	708	1,941
Other income:	981	—	981	—
Total other income	1,391	855	1,689	1,941
Loss before income tax expense	(7,435)	(48,119)	(15,978)	(70,557)
Income tax expense	(2)	(12)	(6)	(26)
Net loss	$(7,437)	$(48,131)	$(15,984)	$(70,583)

8. Preferred and Common Stock

The Company has 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no shares issued or outstanding as of June 30, 2025 and December 31, 2024.

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate. As of June 30, 2025, the Company sold 414,196 shares under the Form S-3 which generated proceeds of $26.7 million, net of issuance costs of $1.4 million.

June 2025 Financing

On June 26, 2025, the Company entered into a securities purchase agreement (the “2025 Purchase Agreement”) with certain accredited and institutional investors (“June 2025 Financing”). The 2025 Purchase Agreement provided for the sale and issuance by the Company of an aggregate of: (i) 273,012 shares (the “Shares”) of the Company’s common stock, $0.001 par value, (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 150,360 shares of common stock, and (iii) private placement warrants (the “2025 Purchase Warrants”) to purchase up to 846,744 shares of common stock. The Shares, the 2025 Pre-Funded Warrants and 2025 Purchase Warrants were sold on a combined basis for consideration equating to $11.81 for one Share and a 2025 Purchase Warrant to purchase two underlying shares of common stock (or in lieu thereof, $11.809 for a 2025 Pre-Funded Warrant to purchase one underlying share of common stock and a 2025 Purchase Warrant to purchase two underlying shares of common stock). The exercise price of the 2025 Pre-Funded Warrants is $0.001 per underlying share. The exercise price of the 2025 Purchase Warrants is $11.56 per underlying share.

The Shares and the 2025 Pre-Funded Warrants were offered pursuant to an effective shelf registration statement and the

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

2025 Purchase Warrants were sold in a concurrent private placement. The 2025 Pre-Funded Warrants are immediately exercisable and may be exercised at any time until the Pre-Funded Warrants are exercised in full, subject to the Beneficial Ownership Limitation. The 2025 Purchase Warrants are immediately exercisable and will expire on the 24-month anniversary of the date that the SEC declares the registration statement covering the resale of the shares of common stock issuable upon exercise of the 2025 Purchase Warrants effective.

The Company received an aggregate of $5 million in gross proceeds, or $4.3 million after deducting issuance costs. The Company has allocated the net proceeds among the common stock, the 2025 Purchase Warrants and the 2025 Pre-Funded Warrants using the relative fair value method for each of the above transactions. The Company has allocated $1.4 million to the shares of common stock, $0.8 million to the 2025 Pre-Funded Warrants and $2.1 million to the 2025 Purchase Warrants.

The Company has determined the fair value of the common shares based upon the Company’s common stock price on the date of the transaction applied to the number of shares of common stock issued. The fair value of the 2025 Pre-Funded Warrants was determined based on the Company’s common stock price on the date of the transaction, less the $0.001 per share exercise price of the warrants, applied to the number of 2025 Pre-Funded Warrants. The fair value of the 2025 Purchase Warrants was determined using the Black-Scholes model applied to the number of 2025 Purchase Warrants. The assumptions used in the Black-Scholes model were as follows:

Exercise price	$11.56
Fair value of common stock	$13.38
Volatility	80.00%
Expected term	2.0 years
Risk-free interest rate	3.73%

The Company’s outstanding warrants are freestanding instruments and are classified within stockholders’ equity since the warrants are indexed to the Company’s common stock and meet the equity classification criteria.

A total of 27,000 of the 2025 Pre-Funded Warrants were exercised as of June 30, 2025, at a purchase price of $0.001 per share.

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

On October 2, 2023, the Company sold an aggregate of 60,351 shares of common stock under the Sales Agreement, at a weighted average price of $185.50 per share, which generated net proceeds of $10.9 million. On November 15, 2023, the Company

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

sold an aggregate of 60,000 shares of common stock under the Sales Agreement, at a weighted average price of $144.00 per share, which generated net proceeds of $8.2 million. On February 12, 2024, the Company sold an aggregate of 20,833 shares of common stock under the Sales Agreement, at a weighted average price of $240.00 per share, which generated net proceeds of $4.8 million.

On March 22, 2024, the Company amended and restated the Controlled Equity Offering Sales Agreement (the “Amended Sales Agreement”) with Cantor pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company's common stock for aggregate gross proceeds of up to $75.0 million. The offering and sale of up to $75.0 million of the common shares has been registered under the Securities Act, pursuant to the Company's Registration Statement on Form S-3 (File No. 333-278163) (the "2024 Registration Statement"), which was originally filed with the SEC on March 22, 2024, the base prospectus contained within the 2024 Registration Statement, and a prospectus supplement relating to the shares that was filed with the SEC on March 22, 2024. As of June 30, 2025, the Company has recorded $23.9 million in proceeds, net of issuance costs of $0.9 million, under the Amended Sales Agreement, with $50.2 million still available for future sale under the Amended Sales Agreement.

May 2023 Financing

On May 25, 2023, the Company entered into a securities purchase agreement (the “2023 Purchase Agreement”), with the purchasers, pursuant to which the Company agreed to sell securities to the Investors in a private placement (the “Private Placement”). The 2023 Purchase Agreement provided for the sale and issuance by the Company of 353,059 shares of the Company’s common stock and accompanying warrants to purchase up to 176,529 shares of the Company’s common stock (the “2023 Purchase Warrants”), with an exercise price of $133.50 per share, for aggregate gross proceeds of $44.0 million. Each Purchase Warrant became exercisable on November 30, 2023, and expire on November 30, 2028. Additionally, the Company issued pre-funded warrants to purchase 48,163 shares of the Company’s common stock (“2023 Pre-Funded Warrants”), with an exercise price of $0.001 per share, and accompanying the 2023 Purchase Warrants to purchase up to 24,081 shares of the Company’s common stock, with an exercise price of $133.65 per share, for aggregate gross proceeds of $6.0 million. In total 200,611 of the 2023 Purchase Warrants were issued and 48,164 of the 2023 Pre-Funded Warrants were issued. The 2023 Pre-Funded Warrants are immediately exercisable and expire on May 31, 2028.

The closing of the Private Placement occurred on May 31, 2023. The Company filed a shelf registration statement on Form S-3 with the SEC on June 28, 2023, and it was declared effective on July 7, 2023.

The Company received an aggregate of $50.0 million in gross proceeds, or $46.5 million after deducting issuance costs. The Company has allocated the net proceeds among the common stock, the 2023 Purchase Warrants and the 2023 Pre-Funded Warrants using the relative fair value method for each of the above transactions. The Company has allocated $30.5 million to the shares of common stock, $4.2 million to the 2023 Pre-Funded Warrants and $12 million to the 2023 Purchase Warrants.

The Company has determined the fair value of the common shares based upon the Company’s common stock price on the date of the transaction applied to the number of shares of common stock issued. The fair value of the 2023 Pre-Funded Warrants was determined based on the Company’s common stock price on the date of the transaction, less the $0.001 per share exercise price of the warrants, applied to the number of 2023 Pre-Funded Warrants. The fair value of the 2023 Purchase Warrants was determined using the Black-Scholes model applied to the number of 2023 Purchase Warrants. The assumptions used in the Black-Scholes model were as follows:

Exercise price	$133.50
Fair value of common stock	$128.50
Volatility	81.93%
Expected term	5.5 years
Risk-free interest rate	3.74%

The Company’s outstanding warrants are freestanding instruments and are classified within stockholders’ equity since the warrants are indexed to the Company’s common stock and meet the equity classification criteria.

A total of 28,485 of the 2023 Purchase Warrants were exercised as of June 30, 2025, at a purchase price of $133.65 per share.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

April 2022 Financing

On April 13, 2022, the Company entered into a securities purchase agreement (the “2022 Purchase Agreement”) pursuant to which the Company announced the closing of its private placement of common stock (or, in lieu thereof, 2022 Pre-Funded Warrants to purchase common stock), resulting in gross proceeds of approximately $100.5 million (“April 2022 Financing”). The Company received approximately $96.3 million in net proceeds after deducting estimated offering costs of $4.2 million. Pursuant to the 2022 Purchase Agreement, (i) certain investors purchased an aggregate of 376,303 shares of common stock at $211.00 per share for gross proceeds to the Company of $79.4 million and (ii) certain investors purchased 2022 Pre-Funded Warrants to purchase an aggregate of 100,000 shares of common stock, with the exercise price of $0.001 per share for gross proceeds of $21.1 million to the Company. The warrants are exercisable on or after April 13, 2022 and expire on April 12, 2027.

The 2022 Pre-Funded Warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The 2022 Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such 2022 Pre-Funded Warrants do not provide any guarantee of value or return. The Company valued the 2022 Pre-Funded Warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and 2022 Pre-Funded Warrants, of which $19.7 million was allocated to the 2022 Pre-Funded Warrants and recorded as a component of additional paid-in capital. There were 99,991 of the 2022 Pre-Funded Warrants issued in the April 2022 Financing exercised as of June 30, 2025.

The Company has reserved for future issuances the following shares of common stock as of June 30, 2025:

As of June 30, 2025
Option to exercise stock warrants	1,142,231
Stock options and restricted stock units	237,694
Employee stock purchase plan	19,730
Total	1,399,655

9. Common Stock Warrants

The following table represents a summary of the warrants outstanding and exercisable as of June 30, 2025, all of which are equity-classified:

	Number of Common Warrants	Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Expiration Date	Number of Pre-funded Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Expiration Date
Outstanding at December 31, 2023	200,612	$133.650	4.90	$25,700	November 30, 2028	115,127	$0.050	3.92	$30,200	April 2027-May 2028
Exercised	(28,485)	$133.650		$4,297		(115,127)	$0.050	—	$9,715
Outstanding at December 31, 2024	172,127	$133.650	3.92	$—	November 30, 2028	—	$—	—	$—
Prefunded warrants issued	—	$—	—	$—		150,360	$0.001	2.00	$—	June 26, 2027
Exercised	—	$—	—	—	—	(27,000)	$0.001	—	$245,943
Common warrants issued	846,744	$11.560	2.00		June 26, 2027	—	$—	—	$—
Outstanding at June 30, 2025	1,018,871	$32.186	2.23	$—	November 30, 2028 and June 26, 2027	123,360	$0.001	2.42	$1,105,182	June 26, 2027

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

A summary of the restricted stock unit activity under the Plans for the six months ended June 30, 2025 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2024	42,865	$132.09
Granted	62,020	$9.86
Vested	(15,104)	$139.18
Forfeited	(3,977)	$35.91
Restricted stock units outstanding as of June 30, 2025	85,804	$46.96

A summary of the stock option activity under the Plans for the six months ended June 30, 2025 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	126,255	$283.02	7.5	$—
Cancelled	(36,296)	$459.64
Outstanding at June 30, 2025	89,959	$211.75	7.4	$—

No stock options were granted during the three and six months ended June 30, 2025. The weighted-average fair value of options granted to employees, directors and non-employees during the three and six months ended June 30, 2024 was $59.73 and $140.24, respectively.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$240	$(290)	$513	$413
General and administrative	674	1,414	1,226	2,873
Total	$914	$1,124	$1,739	$3,286

For the three and six months ended June 30, 2025 no stock-based compensation expense was recorded to liabilities. For the three and six months ended June 30, 2024, $281,000 and $15,000 of the stock-based compensation expense was recorded to liabilities, respectively..

Unrecognized stock-based compensation related to stock-based options amounted to $2.6 million at June 30, 2025 and is expected to be recognized over a weighted average period of approximately 2.1 years. Unrecognized stock-based compensation related to restricted stock units amounted to $2.3 million at June 30, 2025 and is expected to be recognized over a weighted average period of approximately 2.1 years.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

On February 14, 2025, options to purchase 33,886 shares of common stock at an average per share price of $463.84, previously granted under the 2020 Stock Option Plan were voluntarily forfeited by certain executives and returned to the pool of options available for grant under the 2020 Stock Option Plan for future issuance. No replacement options were granted to those executives. Included in the forfeited options were options to purchase 10,998 shares of common stock granted in March 2024 with performance-based vesting conditions.

As of June 30, 2025, there were 44,668 shares available for grant under the 2020 Plan and 17,263 shares available for grant under the Inducement Award Plan.

As of June 30, 2025, the Company issued 20 shares under the 2020 ESPP. In June 2024, the Company indefinitely suspended the offering of its 2020 ESPP. As of June 30, 2025, there are a total of 19,730 shares available for issuance under the 2020 ESPP.

11. Collaboration Agreement

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of June 30, 2025, as all milestone amounts were fully constrained based on the probability of achievement.

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

LianBio announced that in October 2023 its board of directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, were to be completed by the end of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement. In November 2024, the Company entered into a novation agreement which substituted LianBio Cayman for LianBio HK. For more information, please see “Risk Factors — If LianBio HK, as defined below, is unable to find a third party to acquire its rights under the LianBio License Agreement, as defined below, it may materially harm our business, financial condition, results of operations and prospects”.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

There were no changes in the transaction price from December 31, 2024 to June 30, 2025. The following table reflects the transaction price (in thousands):

	As of June 30, 2025
	Pre-Milestone	Milestone	Post-Milestone
Combined Performance Obligation	$8,373	$3,489	$11,862
Development Activities Performance Obligation	3,627	1,511	5,138
Total	$12,000	$5,000	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of June 30, 2025
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2023	$11,748	$2,046	$13,794
Revenue recognized	—	(1,534)	(1,534)
Deferred revenue at December 31, 2024	11,748	512	12,260
Revenue recognized	—	(366)	(366)
Deferred revenue at June 30, 2025	$11,748	$146	$11,894

Development and regulatory milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. Note that the allocated deferred revenue associated with the clinical supply agreement has been recorded as long term deferred revenue given the potential uncertainty of delivery within the next twelve months. As of June 30, 2025, the parties still have not completed their negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

There were no milestones achieved during the three and six months ended June 30, 2025 or the year ended December 31, 2024.

The Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. No royalty revenue has been earned as of June 30, 2025.

Entities affiliated with Perceptive Advisors, LLC are shareholders of both the Company and LianBio. Additionally, two of the Company’s former directors are Managing Directors at Perceptive Advisors, LLC and one of these former directors is also the Executive Chairman of LianBio’s board of directors.

12. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. The Company recorded income tax expense of $2,000 and $12,000 for the three months ended June 30, 2025 and 2024, respectively, and income tax expense of $6,000 and $26,000 for the six months ended June 30, 2025 and 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States and the Company continues to assess its impact. Management is currently evaluating the potential impact of the OBBB Act to the Company.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

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

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Cost:
Operating lease cost	$1,292	$1,877	$2,601	$3,736
Variable lease cost	594	586	1,183	1,258
Total lease cost	$1,886	$2,463	$3,784	$4,994

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of June 30, 2025
Weighted-average remaining lease term (in years)	7.0
Weighted-average discount rate	6.14%

Future lease payments of the Company’s operating lease liabilities in accordance with ASC 842 as of June 30, 2025 were as follows (in thousands):

Period ended December 31,
From July 1, 2025 to December 31, 2025	$3,184
2026	6,494
2027	5,131
2028	4,507
2029	4,642
Thereafter	16,010
Total lease payments	39,968
Less: Imputed interest	(7,490)
Present value of operating lease liability	32,478
Less: current portion of operating lease liability	(4,552)
Total operating lease liability, net of current portion	$27,926

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

15. Subsequent Event

On July 8, 2025, the Company replaced two of its letters of credits related to its Watertown lease and Waltham sublease in the amounts of $0.3 million and $0.6 million respectively. The agreements each expire in one year and are subject to automatic annual extension provisions through their respective lease terms. These leases are discussed in Note 13.

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

Overview

We are a clinical-stage biotechnology company focused on the development and commercialization of innovative, anti-inflammatory therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States. Our primary product candidate, LYR-210, is a bioabsorbable nasal implant designed to be administered in a simple, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. The drug embedded within LYR-210 is mometasone furoate, or MF, which is the active ingredient in various U.S. Food and Drug Administration, or FDA, approved drugs and has a well-established efficacy and safety profile.

On June 2, 2025, we reported positive results from the Phase 3 ENLIGHTEN 2 trial evaluating LYR-210 as a six-month treatment of CRS. ENLIGHTEN 2 met its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks in patients without nasal polyps. The ENLIGHTEN 2 trial also met the key secondary endpoints of 3CS at 24 weeks in the full population (i.e., patients with and without nasal polyps) and in the clinically-validated SNOT-22 score at 24 weeks, with symptom improvement observed as early as week 4. Consistent with previous studies, LYR-210 was well-tolerated, with no product-related serious adverse events in the ENLIGHTEN 2 trial.

Additionally, in pooled data from the ENLIGHTEN 2 and ENLIGHTEN 1 trials in 64 CRS patients with nasal polyps, LYR-210 demonstrated a consistent positive trend over 24 weeks in multiple key efficacy endpoints. The Company plans to review the totality of the dataset from the ENLIGHTEN trials to evaluate next steps for pursuing an indication in non-polyp patients, as well as to continue development of LYR-210 in patients with nasal polyps. ENLIGHTEN 2 is one of two Phase 3 clinical trials evaluating LYR-210.

In May 2024, we announced topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210 for the treatment of CRS. ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in 3CS at 24 weeks in patients without nasal polyps. Following this announcement, we reported a reduction in force of approximately 75% of our workforce, impacting 87 employees, in addition to other cost-saving measures in order to preserve capital, including the stoppage of commercialization efforts for LYR-210 and pausing development efforts for LYR-220. The Company also paused the manufacturing of both LYR-210 and LYR-220. LYR-220, our second product candidate, is substantially similar to LYR-210 and also directed at patients living with CRS, but employs a larger implant designed for patients whose nasal cavity is larger including those patients who have undergone ethmoid sinus surgery.

LYR-210

LYR-210 is designed to treat CRS patients who have failed previous medical management. LYR-210 has a smaller dimension and is intended for patients with and without nasal polyps.

On June 2, 2025, we reported positive results from the Phase 3 ENLIGHTEN 2 trial evaluating LYR-210 as a six-month treatment of CRS. Patients reported LYR-210 significantly improved important outcome measures on primary and key secondary endpoints:

•
Statistically significant improvement compared to sham control in a composite of the 3CS of CRS at week 24 (-1.13; p=0.0078) in patients without nasal polyps.
•
Statistically significant improvement in 3CS with LYR-210 compared to sham control at week 24 (-0.90; p=0.0209) in the full population (i.e., patients with and without nasal polyps).
•
Statistically significant improvements in Sino-Nasal Outcome Test (SNOT-22) score with LYR-210 compared to sham control at week 24 (-8.7; p=0.0101).
•
Improvements in SNOT-22 were observed as early as week 4 with LYR-210 compared to sham control (-6.4; p=0.0456).
•
Improvements in SNOT-22 were sustained throughout the trial and were clinically meaningful, with more than twice the minimal clinically important difference observed at week 24 compared to baseline in the LYR-210 group (-22.4 points).
•
Data evaluating computed tomography (CT) scans demonstrated numerical improvement in ethmoid sinus opacification in patients who received LYR-210, compared to sham control at week 20 (-2.15; p=0.1809). These data provide objective radiological evidence of improvement with LYR-210 treatment.
•
LYR-210 patients showed no difference from sham patients in use of corticosteroid rescue medication; however, the LYR-210 patients had fewer endoscopic sinus surgeries compared to sham control.

LYR-210 was well tolerated, with no product-related serious adverse events in the ENLIGHTEN 2 trial. The most commonly reported adverse events included epistaxis, upper respiratory tract infection, chronic sinusitis, acute sinusitis, nasopharyngitis, COVID-19, and headache.

Additionally, we conducted a pooled data analysis of a total of 64 CRS patients with small nasal polyps (grade 1) from the ENLIGHTEN 1 and ENLIGHTEN 2 trials. The data demonstrated a consistent positive trend compared to sham control over 24 weeks in multiple endpoints:

•
Improvement in 3CS with LYR-210 compared to sham control at week 24 (-1.13; p=0.0837), starting as early as week 4.
•
Improvement in SNOT-22 score with LYR-210 compared to sham control at week 24 (-8.7; p=0.1331), starting as early as week 4.
•
Improvements in percent ethmoid opacification with LYR-210 compared to sham control at week 20 (-6.07; p=0.1127).
•
Improvements in nasal congestion score (NCS) with LYR-210 compared to sham control at week 24 for patients with moderate to severe NCS at baseline (-0.33; p=0.2159), starting as early as week 4.
•
Improvements in nasal polyp score with LYR-210 compared to sham control at week 24 (-0.16; p=0.3494).

In May 2024, we announced topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210 for the treatment of CRS. ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in 3CS at 24 weeks in patients without nasal polyps.

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

In early 2025, the Company restarted its manufacturing activities to meet potential clinical supply requirements in the event the Company advances another Phase 3 trial in LYR-210.

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

On May 5, 2020, we completed our IPO in which we issued and sold 80,500 shares of our common stock (including shares issued upon the underwriters’ exercise in full of their option to purchase additional shares of our common stock) at a public offering price of $800.00 per share, par value $0.001, for aggregate gross proceeds of $64.4 million. We received approximately $57.3 million in net proceeds after deducting underwriting discounts and commissions and offering expenses paid by us. The shares began trading on The Nasdaq Global Market on May 1, 2020. Upon completion of our IPO, all of our outstanding shares of convertible preferred stock converted into 166,704 shares of our common stock, par value $0.001.

From inception through June 30, 2025, we have raised an aggregate of $429.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from the private placement of common stock in April 2022 (the “April 2022 Financing”), $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Controlled Equity Offering Agreement (the “Original Sales Agreement”) dated September 1, 2023, $5.0 million were gross proceeds from our June 2025 Financing (as defined below), $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants. Further, we currently have an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate.

We have incurred recurring net operating losses every year since inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses inception to date were $420.8 million at June 30, 2025. As of June 30, 2025, we had approximately $29.8 million of cash and cash equivalents. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

In May 2024, we announced a reduction in force of approximately 75% of our workforce, impacting 87 employees (“May 2024 RIF”), in addition to other cost-saving measures in order to preserve capital, including the stoppage of commercialization efforts for LYR-210 and pausing development efforts for LYR-220. As part of the May 2024 RIF, the Company also paused the manufacturing of LYR-210 and LYR-220. Nevertheless, we anticipate that we will continue to incur expenses as we continue to pursue the development of LYR-210. The Company recently restarted its manufacturing activities for LYR-210 to meet potential clinical supply requirements in the event the Company advances another Phase 3 trial in LYR-210.

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

Based on our current operating plan, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. As of June 30, 2025, we had cash and cash equivalents totaling $29.8 million. Management believes that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2026. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research, development and manufacturing of our product candidates.

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

In an effort to regain compliance with the Minimum Bid Price Requirement, on March 13, 2025, our board of directors (the “Board”) approved a discretionary reverse stock split of our common stock in the range of 1-for‑10 shares and 1‑for-50 shares (the “Reverse Stock Split”), subject to stockholder approval at our annual meeting of stockholders held on May 14, 2025 (the “Annual Meeting”). At the Annual Meeting, the stockholders approved the Reverse Stock Split. Following the Annual Meeting, the Board fixed the ratio of the Reverse Stock Split at 1-for-50 shares. On May 27, 2025, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended with the Secretary of State of the State of Delaware to effect a 1-for-50 reverse stock split of the Company’s common stock, par value $0.001 per share (the “common stock”), effective May 27, 2025 at 5:00 p.m., Eastern Time.

As a result of the Reverse Stock Split, every 50 shares of our issued and outstanding common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded down to the nearest whole share and repurchased by the Company, which resulted in a reduction of 48 shares of common stock issued for the round down of fractional shares. The Certificate of Amendment did not amend the number of authorized shares of common stock, which remained unchanged at 100,000,000 shares. The common stock began trading on a post-split basis on Nasdaq as of the open of trading on May 28, 2025.

Proportionate adjustments were made to the exercise price and number of shares issuable upon the exercise of options outstanding, and the number of shares subject to restricted stock units under the Company’s equity incentive plans, under the Company’s equity incentive plans.

All references to common stock, equity-based common stock awards and all share and per share data contained in this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split.

From the May 28, 2025 date that our common stock began trading on a post-split basis on Nasdaq, the Company has maintained a minimum bid price of $1.00 per common share in excess of 10 consecutive business days as required under the Bid Price Requirement, and, on June 13, 2025, Nasdaq notified the Company that we have regained compliance with the Bid Price Requirement.

Recent Developments

On June 2, 2025, we announced that our ENLIGHTEN 2 Phase 3 clinical trial evaluating LYR-210 in adult patients with CRS met its primary endpoint. Following that announcement, we raised approximately $5.0 million in gross proceeds by selling 423,372 shares of common stock (or pre-funded warrants in lieu thereof) in a registered direct offering and, in a concurrent private placement, warrants to purchase up to 846,744 shares of common stock, priced at-the-market under Nasdaq rules. The combined effective purchase price for each share of common stock (or pre-funded warrant in lieu thereof) and associated private placement warrant is $11.81. The private placement warrants have an exercise price of $11.56 per share of common stock, will be immediately exercisable and will expire twenty-four months following the effective date of the resale registration statement registering the shares of common stock issuable upon exercise of private placement warrants from investors pursuant to a registered direct offering.

We plan to seek feedback from FDA on the total dataset of the ENLIGHTEN program to determine the optimal regulatory path for LYR-210. In the meantime we remain focused on preserving our cash. Furthermore, we are still engaged in the process of marketing all of our leased properties for sub-leasing arrangements, and we may also seek to negotiate an early termination of our leases with our landlords.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. As of June 30, 2025 we have recognized $5.1 million of collaboration revenue from our LianBio License Agreement.

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

In October 2023, LianBio announced that its board of directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, will be completed by the end of 2024. As announced in February 2024, LianBio further reduced the size of its workforce to approximately 50 employees further reduced that number over the course of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement. In November 2024, we entered into a novation agreement which substituted LianBio Cayman for LianBio HK. For more information, please see “Risk Factors — If LianBio HK, as defined below, is unable to find a third party to acquire its rights under the LianBio License Agreement, as defined below, it may materially harm our business, financial condition, results of operations and prospects”.

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
•
expenses incurred in connection with the clinical development of our product candidates, including under agreements with contract research organizations (“CROs”), investigative sites, and consultants;
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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will decrease for the foreseeable future as we implemented a layoff of 75% of our workforce in May 2024, and recently completed the ENLIGHTEN 2 Phase 3 clinical trial of LYR-210. While our research and development expenses also decreased due to our cessation of most manufacturing and CMC-related activities following our restructuring in May

2024, in early 2025 we recommenced certain manufacturing activities. We expect our research and development expenses to continue to fluctuate as we assess our clinical development activities pending FDA feedback on the regulatory path for LYR-210.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and short-term investments and in the three months ended June 30, 2025, interest received with payroll tax refunds from the COVID-19 Employee Retention Credit.

Other Income

Other income primarily consists of payroll tax refunds received by the Company in the three months ended June 30, 2025 from the COVID-19 Employee Retention Credit.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Dollar
	2025	2024	Change
Collaboration revenue	$183	$598	$(415)

Operating expenses:
Research and development	5,110	13,264	(8,154)
General and administrative	3,501	5,139	(1,638)
Impairment of property and equipment	—	1,883	(1,883)
Impairment of right-of-use assets	—	22,836	(22,836)
Restructuring and other related charges	398	6,450	(6,052)
Total operating expenses	9,009	49,572	(40,563)
Loss from operations	(8,826)	(48,974)	40,148
Other income:
Interest income	410	855	(445)
Other income	981	—	981
Total other income	1,391	855	536
Loss before income tax expense	(7,435)	(48,119)	40,684
Income tax expense	(2)	(12)	10
Net loss	$(7,437)	$(48,131)	$40,694

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2025 and 2024 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. The decrease period over period was primarily related to the completion of the primary study phase of the ENLIGHTEN 1 trial which was utilized for purposes of revenue recognition.

Research and Development Expenses

Research and development expenses decreased by $8.2 million from $13.3 million to $5.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

The decrease in research and development expenses for the three months ended June 30, 2025 was primarily attributable to a decrease in clinical related costs of $3.7 million as we completed the ENLIGHTEN 1 trial for LYR-210, a decrease of $1.4 million in employee related costs primarily driven by the reduction in force that occurred in May 2024, a decrease in professional and consulting fees of $0.6 million, a decrease in product development and manufacturing costs of $1.3 million and a decrease in allocation, support and depreciation costs shared between the general & administrative and research & development functions within the organization driven by headcount allocation of $1.2 million.

General and Administrative Expenses

General and administrative expenses decreased by $1.6 million from $5.1 million to $3.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

The decrease in general and administrative expenses for the three months ended June 30, 2025 was primarily driven by a decrease in professional, consulting and public company fees of $0.7 million as we scaled back activities subsequent to announcing in May 2024 that the ENLIGHTEN 1 trial did not meet its primary endpoint, in addition to a decrease in employee related costs of $0.9 million primarily due to the reduction in force that occurred in May 2024.

Interest Income

Interest income decreased by $0.4 million to $0.4 million for the three months ended June 30, 2025 compared to $0.8 million for the three months ended June 30, 2024. Interest income for both periods was primarily attributable to interest earned on cash equivalents and in 2024, the Company’s short-term investments, and the decrease was largely due to the decrease in the balance of these funds for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This was partially offset by $0.1 million of interest income received with payroll tax refunds from the COVID-19 Employee Retention Credit in the three months ended June 30, 2025.

Other Income

Other income increased by $1.0 million for the three months ended June 30, 2025 to $1.0 million, compared to no balance in the three months ended June 30, 2024. Other income primarily consisted of payroll tax refunds received by the Company in the three months ended June 30, 2025 from the COVID-19 Employee Retention Credit.

Income Tax Expense

During the three months ended June 30, 2025 we recorded an income tax expense of $2,000 compared to $12,000 for the three month period ended June 30, 2024. This decrease in income tax expense was related to our Massachusetts Securities Corporation.

Impairment & Restructuring

We incurred no impairment costs related to property and equipment for the three months ended June 30, 2025 and $1.9 million for the same period in 2024.

We incurred no impairment costs related to our right-of-use asset for the three months ended June 30, 2025 and $22.8 million for the same period in 2024.

We incurred a restructuring charge in the amount of $0.4 million primarily related to severance and retention costs for the three months ended June 30, 2025 compared to a restructuring charge of $6.5 million for the same period in 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Dollar
	2025	2024	Change
Collaboration revenue	$366	$1,130	$(764)

Operating expenses:
Research and development	9,986	31,502	(21,516)
General and administrative	6,764	10,957	(4,193)
Impairment of property and equipment	—	1,883	(1,883)
Impairment of right-of-use assets	—	22,836	(22,836)
Restructuring and other related charges	1,283	6,450	(5,167)
Total operating expenses	18,033	73,628	(55,595)
Loss from operations	(17,667)	(72,498)	54,831
Other income:
Interest income	708	1,941	(1,233)
Other income	981	—	981
Total other income	1,689	1,941	(252)
Loss before income tax expense	(15,978)	(70,557)	54,579
Income tax expense	(6)	(26)	20
Net loss	$(15,984)	$(70,583)	$54,599

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2025 and 2024 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021.

Research and Development Expenses

Research and development expenses decreased by $21.5 million from $31.5 million in the six months ended June 30, 2024 to $10.0 million in the six months ended June 30, 2025.

The decrease in research and development expenses for the six months ended June 30, 2025 was primarily attributable to a decrease of $2.7 million in allocated and support costs and depreciation for activities shared between the general & administrative and research & development functions within the organization driven by headcount allocation, a decrease of $2.0 million in professional and consulting fees, a decrease in employee related fees of $5.9 million, decreased clinical costs of $8.3 million, and a decrease of $2.6 million in product development and manufacturing costs.

General and Administrative Expenses

General and administrative expenses decreased by $4.2 million to $6.8 million for the six months ended June 30, 2025 from $11.0 million for the six months ended June 30, 2024.

The decrease in general and administrative expenses for the six months ended June 30, 2025 was primarily attributable to an $2.8 million decrease in employee related costs and a $1.5 million decrease in costs for professional, consulting and public company fees, partially offset by an increase of $0.1 million for allocated and support costs and depreciation shared between the general & administrative and research & development functions within the organization driven by headcount allocation.

Interest Income

Interest income was approximately $0.7 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively. This interest income was primarily attributable to interest earned on the Company’s short-term investments during both periods. This was partially offset by $0.1 million of interest income received with payroll tax refunds from the COVID-19 Employee Retention Credit in the six months ended June 30, 2025 .

Other Income

Other income increased by $1.0 million to $1.0 million for the six months ended June 30, 2025 compared to no balance for the six months ended June 30, 2024. Other income primarily consisted of payroll tax refunds received by the Company in the six months ended June 30, 2025 from the COVID-19 Employee Retention Credit.

Income Tax Expense

During the six months ended June 30, 2025 and 2024 we recorded an income tax expense of $6,000 and $26,000, respectively, related to our Massachusetts Securities Corporation.

Impairment & Restructuring

We incurred no impairment costs related to property and equipment for the six months ended June 30, 2025 and $1.9 million for the same period in 2024.

We incurred no impairment costs related to our right-of-use asset for the six months ended June 30, 2025 and $22.8 million for the same period in 2024.

We incurred a restructuring charge in the amount of $1.3 million primarily related to severance and retention costs for the six months ended June 30, 2025 compared to a restructuring charge of $6.5 million for the same period in 2024.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2025, we have raised an aggregate of $429.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 Financing, $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Original Sales Agreement dated September 1, 2023, $4.6 million were net proceeds from our June 2025 Financing, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants. As of June 30, 2025, we sold 273,012 common shares and pre-funded warrants for 150,360 common shares under the Form S-3. On March 22, 2024, we entered into an Amended and Restated Controlled Equity Offering Agreement with Cantor pursuant to which we may offer and sell, from time to time through Cantor, shares of the Company’s common stock for aggregate gross proceeds of up to $75.0 million.

The following table provides information regarding our total cash and cash equivalents at June 30, 2025 and December 31, 2024 (in thousands):

	As of	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$29,784	$40,577
Total	$29,784	$40,577

We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(15,432)	$(42,436)
Net cash (used in) provided by investing activities	(2)	44,033
Net cash provided by financing activities	4,641	8,555
Net decrease in cash, cash equivalents and restricted cash	$(10,793)	$10,152

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $15.4 million for the six months ended June 30, 2025, primarily resulting from our net loss of $16.0 million, and cash used in changes to our operating assets and liabilities of $1.4 million, partially offset by non-cash adjustments of $2.0 million. Our net loss was primarily attributed to research and development activities, general and administrative expenses, and restructuring charges recorded in the current period. Net cash used for our operating assets and liabilities of $1.4 million during the six months ended June 30, 2025 primarily consisted of decreases in right-of-use lease liabilities of $1.9 million, decreases in accounts payable, accrued expenses and other current liabilities of $1.0 million, a decrease in restructuring liability of $0.9 million, and a decrease in deferred revenue of $0.4 million, partially offset by an increase in operating lease right-of-use assets of $1.6 million and a decrease in prepaid expenses and other assets of $1.2 million. Our non-cash charges during the six months ended June 30, 2025 primarily consisted of $1.7 million of share-based compensation expense and $0.3 million of depreciation expense.

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

Net Cash (Used in) Provided By Investing Activities

There was less than $0.1 million of cash used in investing activities for the six months ended June 30, 2025, compared to $44.0 million of cash provided by investing activities for the six months ended June 30, 2024. Cash provided by investing activities for the six months ended June 30, 2024 consisted of net proceeds from the maturities of short-term investments.

Net Cash Provided by Financing Activities

There was $4.6 million of cash provided by financing activities for the six months ended June 30, 2025 compared to $8.6 million of cash provided by financing activities for the six months ended June 30, 2024. Cash provided by financing activities in 2025 and 2024 primarily consisted of net proceeds from the sale of common stock, purchase warrants and pre-funded warrants in the amounts of $4.6 million and $8.6 million, respectively.

Funding Requirements

On June 26, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited and institutional investors, resulting in gross proceeds of $5.0 million (“June 2025 Financing”). The Purchase Agreement provided for the sale and issuance of an aggregate of: (i) 273,012 shares (the “Shares”) of our common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 150,360 shares of common stock, and (iii) private placement warrants (the “Private Warrants”) to purchase up to 846,744 shares of common stock. The Shares, Pre-Funded Warrants and Private Warrants were sold on a combined basis for consideration equating to $11.81 for one Share and a Private Warrant to purchase two underlying shares of common stock (or in lieu thereof, $11.809 for a Pre-Funded Warrant to purchase one underlying share of common stock and a Private Warrant to purchase two underlying shares of common stock). The exercise price of the Pre-Funded Warrants is $0.001 per underlying share. The exercise price of the Private Warrants is $11.56 per underlying share.

The Shares and the Pre-Funded Warrants were offered pursuant to an effective shelf registration statement and the Private Warrants were sold in a concurrent private placement. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until the Pre-Funded Warrant is exercised in full, subject to the Beneficial Ownership Limitation. The Private Warrants are immediately exercisable and will expire on the 24-month anniversary of the date that the SEC declares the registration statement covering the resale of the shares of common stock issuable upon exercise of the Private Warrants effective.

We expect to continue to incur expenses in connection with our ongoing activities, primarily related to salaries and other related costs, consulting costs and general and administrative costs. To the extent in the future we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Although management has concluded that there is substantial doubt regarding our ability to continue as a going concern, this conclusion is based on our analysis under applicable accounting standards. Based on our current business plan, we anticipate that our cash, cash equivalents and short-term investment balance is sufficient to fund our operating expenses and capital expenditures into the third quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong. If, for any reason, our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in us further curtailing, delaying or discontinuing our research and development program for LYR-210. As a result, our business, financial condition, and results of operations could be materially adversely affected.

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
•
the costs of manufacturing and testing additional material for future clinical trials of LYR-210;
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $8.8 million and $49.0 million for the three months ended June 30, 2025 and 2024, respectively, and operating losses of approximately $17.7 million and $72.5 million for the six months ended June 30, 2025 and 2024, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

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

We will require substantial funds to further develop, manufacture, obtain approval for, and commercialize our product candidates, including LYR-210, for which we completed two Phase 3 clinical trials. In May 2024 we suspended further development of LYR-220. We would also require substantial additional funds to further develop, obtain approval for, and commercialize, LYR-220.

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

On June 2, 2025, we reported results from our Phase 3 ENLIGHTEN 2 clinical trial including that it met its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks. The ENLIGHTEN 2 trial also met the key secondary endpoints of 3CS at 24 weeks in the full population (i.e., patients with and without nasal polyps) (-0.90; p=0.0209) and in the clinically-validated SNOT-22 score at 24 weeks (-8.7; p=0.0101), with symptom improvement observed as early as week 4. Consistent with previous studies, LYR-210 was well-tolerated, with a safety profile similar to sham control.

There can be no assurance that LYRA-210 will achieve any other endpoints. Further, if the required regulatory approvals for LYR-210 are not obtained or are significantly delayed, or any approved products are not commercially successful, our business, financial condition, and results of operations may be materially harmed.

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

Under the LianBio License Agreement, both parties agreed to negotiate prior to December 31, 2022 a clinical supply agreement to support clinical trials to be conducted by LianBio HK in the territory, i.e., PRC, Hong Kong, Macau, Taiwan, Singapore, South Korea, and Thailand. Subsequently, there was a side letter executed on December 27, 2022 which extended the negotiations of a supply agreement. Payments made by LianBio HK to the Company that have not yet been recognized as revenue are deferred as a contract liability on the Company’s condensed consolidated balance sheets. The Company anticipated that the payments treated as a contract liability would be recognized as revenue as the clinical supply of LYR-210 was delivered and over the remaining time it takes to conduct the applicable trials. As of June 30, 2025, the parties are not actively engaged in negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will ever be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

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

We completed Phase 3 clinical trials for our most advanced product candidate, LYR-210. In May 2024 we suspended further clinical development on our other product candidate, LYR-220, in order to preserve capital following our failure to meet our primary endpoint in the ENLIGHTEN 1 Phase 3 clinical trial for LYR-210. It is impossible to predict if LYR-210 will prove effective and safe in humans or if we will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we may need to complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials, studies, or tests are not positive or are only modestly positive, if there are safety concerns, or if we determine that the observed safety or efficacy profile would not be competitive in the marketplace, we may:

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

Our most advanced product candidate, LYR-210, is in clinical development and will likely require the completion of additional clinical testing before we are prepared to submit an NDA for regulatory approval. We cannot predict if or when we might complete the development of LYR-210 and submit an NDA or whether any such NDA will be approved by the FDA. We may also seek feedback from the FDA or other regulatory authorities on our clinical development programs, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs. If the results of ongoing and future clinical trials for LYR-210 are positive, we plan to submit an NDA in the United States. However, no assurance can be given that we will be successful in the near term, obtain regulatory approval, or have any commercial sales of LYR-210.

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

We previously transitioned most of our clinical manufacturing from a contract manufacturing organization, or CMO, to an in-house manufacturing facility at our Watertown headquarters to produce LYR-210 and LYR-220, the latter of which we have since deprioritized. Following the May 2024 RIF, we paused the manufacture of our product candidates. In early 2025 we initiated a technical transfer process from our Watertown facility to our Waltham facility and restarted our manufacturing activities for LYR-210 in the event we proceed with another Phase 3 trial for LYR-210. These activities pertain to producing clinical supply and we have not yet built out a commercial manufacturing capability. We are also engaged in an effort to sublease or assign our three leaseholds which include manufacturing space. Throughout this Item 1A, we refer to manufacturers, CMOs and suppliers interchangeably.

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

Having recently restarted our in-house manufacturing, we recognize that various aspects of the development program, such as equipment enhancements, may be altered along the way in an effort to optimize cost of goods, processes and results. Such changes carry the risk that these manufacturing efforts will not achieve these successfully or in a cost-efficient manner, or that we will be subject to additional requirements by the FDA or other regulatory bodies. Slight deviations resulting from technology transfer, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures. Lot failures could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Further, the imposition of tariffs by the U.S. government on a broader range of imports from certain countries, and retaliatory trade measures taken by foreign governments, could potentially disrupt or increase costs associated with our existing supply chains for clinical quantities of LYR-210 and impose additional costs on our business. Problems with our in-house manufacturing process could restrict our ability to meet our clinical and regulatory timelines, and market demand for our products.

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

Currently LYR-210 is our only product candidate still in clinical development. Notwithstanding the data obtained to date with respect to LYR-210 and LYR-220 in CRS, LYR-210 may require additional clinical and non-clinical development, and will require regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from our product sales. In addition, if we encounter safety or efficacy problems, developmental delays or regulatory issues, or other problems, our developmental plans and business could be significantly harmed.

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

Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Pre-clinical studies and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, study pharmacokinetics and pharmacodynamics, and understand the side effects of product candidates at various doses and schedules. Success in pre-clinical studies and early clinical trials does not ensure that later, large-scale efficacy trials will be successful nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in pre-clinical studies or having successfully advanced through initial clinical trials. For example, our ENLIGHTEN 1 Phase 3 clinical trial failed to meet its primary endpoint as we announced in May 2024.

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

We have conducted clinical trials for LYR-210 outside the United States, primarily in Europe, and we may in the future choose to conduct other clinical trials outside the United States for LYR-210, or any of our other future product candidates. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP, including review and approval by an IEC and receipt of informed consent from subjects. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for which we intend to seek approval for the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials of our product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

In the Phase 3 ENLIGHTEN 2 clinical trial LYR-210 was well tolerated, with no product-related serious adverse events in the ENLIGHTEN 2 trial. The most commonly reported adverse events included epistaxis, upper respiratory tract infection, chronic sinusitis, acute sinusitis, nasopharyngitis, COVID-19, and headache. Two patients in the LYR-210 group reported serious AEs of lumbar spinal stenosis, colon adenoma and transient ischemic attack, each of which were deemed to be not related to the study treatment.

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

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect the sales of any product candidate that we commercialize.

The current presidential administration has issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called most favored nation pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. While it is unclear whether and how the proposals will be implemented, the policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

There are a number of companies developing or marketing therapies for the treatment and management of CRS that may compete with our current product candidates, including many major pharmaceutical and biotechnology companies. These companies include, among others: Sanofi, GlaxoSmithKline, Regeneron, Optinose (now a subsidiary of Paratek Pharmaceuticals, Inc.), Medtronic, Genentech and Novartis.

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

On June 2, 2025, we reported results from our Phase 3 ENLIGHTEN 2 clinical trial including that it met its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks. The ENLIGHTEN 2 trial also met the key secondary endpoints of 3CS at 24 weeks in the full population (i.e., patients with and without nasal polyps) (-0.90; p=0.0209) and in the clinically-validated SNOT-22 score at 24 weeks (-8.7; p=0.0101), with symptom improvement observed as early as week 4. Consistent with previous studies, LYR-210 was well-tolerated, with a safety profile similar to sham control.

There can be no assurance that LYRA-210 will achieve any other endpoints. We also cannot assure you that any data that have, may, or will be collected will be compelling to the medical community because the data may not be clinically meaningful and may not demonstrate that LYR-210 is an attractive procedure when compared against data from alternative treatments.

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

Risks Related to Our Dependence on Third Parties

We manufacture certain of our clinical materials in-house, and we may rely on third parties for certain development and manufacturing-related services and we do not currently have long-term contracts with any of these parties. Our continued reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

Further, if certain of our pharmaceutical products are manufactured outside of the U.S, they may be impacted by recent substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, have instituted or are considering imposing tariffs on certain U.S. goods. If the U.S. imposes additional tariffs on a broader range of imports from certain countries, and in response those countries take further retaliatory trade measures, these actions could impose additional costs on our business.

The extent to which geopolitical or other global events, including tariffs and trade wars, impact our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the event, and the actions undertaken to contain its negative effects and may cause delays. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We rely on third parties to conduct our pre-clinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCP and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

We are dependent on third parties to conduct our pre-clinical studies and clinical trials, including our planned clinical trials for LYR-210. If we decide to conduct future clinical trials for LYR-210 or other product candidates, we expect to rely on third parties to conduct those future clinical trials and pre-clinical studies. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs, and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators, and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

In connection with the May 2024 RIF, we incurred charges of approximately $4.1 million in connection with the reduction in force, primarily consisting of severance payments, employee benefits and related costs. We incurred an additional $7.7 million in charges for the restructuring subsequent to the May 2024 RIF, including $1.3 million of charges in the six months ended June 30, 2025. This amount primarily relates to ongoing retention efforts for current employees and have been reflected within the condensed consolidated financial statements as of June 30, 2025.

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

Risks Related to Our Common Stock

Failure to maintain compliance with the continued listing rules of the Nasdaq Stock Market LLC (“Nasdaq”) could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Delisting from Nasdaq could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

On March 20, 2012, we declared and paid a special cash dividend of $13.15 per share of our common stock, par value $0.001, which we refer to as the Special Dividend, which totaled approximately $42,115 in the aggregate. Other than the Special Dividend, we have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development, and operation of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.

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

We and our subsidiaries are subject to tax laws and regulations in the United States. These laws and regulations are inherently complex, requiring us to make judgments about their application to our businesses. Governmental authorities may challenge our interpretations, potentially leading to administrative or judicial proceedings, penalties, or other material consequences. In addition, New income, sales use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

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

Further, on July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including the restoration of 100% bonus depreciation under Section 168(k) of the United States Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), the restoration of the immediate deduction of U.S. domestic research and experimental expenditures under Section 174A of the Internal Revenue Code, the restoration of the EBITDA-based business interest expense limitation under Section 163(j) of the Internal Revenue Code, and changes to the computation of taxes related to international operations. Based on our current analysis of these provisions, we do not believe these provisions will have a material impact on our business and our results of operations. However, regulations and other United States Internal Revenue Service guidance implementing the OBBBA may give rise to new issues that we did not foresee, and further changes to tax laws may be implemented. Therefore, there can be no assurance that our business will not be adversely affected by the OBBBA or any other tax law changes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed on our Current Report on Form 8-K filed with the SEC on June 27, 2025, there were no sales of unregistered securities during the period covered by this Quarterly Report on Form 10-Q

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommended nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

During the three months ended June 30, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of Lyra Therapeutics, Inc., dated May 5, 2020 and the Certificate of Amendment to the Restated Certificate of Incorporation of Lyra Therapeutics, Inc., dated June 13, 2024	8-K	3.1	June 18, 2024	001-39273

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Lyra Therapeutics, Inc., dated May 27, 2025.	8-K	3.1	June 2, 2025	001-39273

3.3	Amended and Restated Bylaws of the Registrant	8-K	3.1	December 18, 2023	001-39273

4.1	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	June 27, 2025	001-39273

4.2	Form of Private Warrant	8-K	4.2	June 27, 2025	001-39273

10.1*	Securities Purchase Agreement, dated as of June 26, 2025, by and between Lyra Therapeutics, Inc. and the Purchasers

10.2*	First Amendment to the Employment Agreement Between Lyra Therapeutics, Inc. and Harlan Waksal, dated March 7, 2025

10.3*	First Amendment to the Employment Agreement Between Lyra Therapeutics, Inc. and Jason Cavalier, dated March 7, 2025

10.4*	Second Amendment to the Employment Agreement Between Lyra Therapeutics, Inc. and Maria Palasis, dated March 7, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Date File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: August 12, 2025	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)