Form 10-Q
period 2025-09-30
Lyra Therapeutics, Inc.
filed 2025-11-12
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 1,774,882 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to raise significant additional capital to fund a third Phase 3 trial of LYR-210;
•
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
•
the impact of laws and regulations;
•
risks associated with international terrorism, political unrest, and wars, or other events such as the COVID-19 pandemic, which may adversely impact our business and clinical trials;
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

The principal risks and uncertainties affecting our business include the following:

•
we need significant additional funding in order to complete development of, manufacture, and obtain regulatory approval for our product candidates and commercialize our products, if approved, including the funding necessary to complete a third Phase 3 trial in LYR-210;
•
if we are unable to raise capital when needed, we could be forced to discontinue operations;
•
any potential financial or strategic option we pursue in order to maximize shareholder value may not result in the identification of a suitable transaction, or if one is identified and pursued, may not be completed on attractive terms, or at all;
•
we are attempting to sublease or assign two of our three leaseholds, which represent significant operating costs, and there can be no assurance that we will accomplish this effort on favorable terms, or at all, which would adversely affect our business, results of operations and financial condition;
•
we have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future, and we may never achieve or maintain profitability;
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
•
our business is highly dependent on the success of our most advanced product candidate, LYR-210, which requires on-going clinical testing including another Phase 3 trial, before we can seek regulatory approval and potentially launch our product. If LYR-210 does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$22,055	$40,577
Prepaid expenses and other current assets	964	2,448
Total current assets	23,019	43,025
Property and equipment, net	1,122	1,404
Operating lease right-of-use assets	17,575	19,924
Restricted cash	1,993	1,993
Total assets	$43,709	$66,346
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$627	$1,179
Restructuring liability	3,059	4,347
Accrued expenses and other current liabilities	1,103	2,586
Operating lease liabilities	4,684	4,121
Deferred revenue	7	398
Total current liabilities	9,480	12,631
Operating lease liabilities, net of current portion	26,695	30,259
Deferred revenue, net of current portion	11,862	11,862
Total liabilities	48,037	54,752
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; 1,644,454 and 1,310,308 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	1
Additional paid-in capital	422,428	416,383
Accumulated deficit	(426,758)	(404,790)
Total stockholders’ (deficit) equity	(4,328)	11,594
Total liabilities and stockholders’ (deficit) equity	$43,709	$66,346

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$25	$195	$391	$1,325

Operating expenses:
Research and development	4,047	5,902	14,033	37,404
General and administrative	2,236	3,931	9,000	14,888
Impairment of property and equipment	—	—	—	1,883
Impairment of right-of-use assets	—	—	—	22,836
Restructuring and other related charges	(21)	2,804	1,262	9,254
Total operating expenses	6,262	12,637	24,295	86,265
Loss from operations	(6,237)	(12,442)	(23,904)	(84,940)
Other income:
Interest income	256	576	964	2,517
Other income	—	—	981	—
Total other income	256	576	1,945	2,517
Loss before income tax expense	(5,981)	(11,866)	(21,959)	(82,423)
Income tax expense	(3)	(7)	(9)	(33)
Net loss	(5,984)	(11,873)	(21,968)	(82,456)
Other comprehensive loss:
Unrealized holding income (loss) on short-term investments, net of tax	—	24	—	(13)
Comprehensive loss	$(5,984)	$(11,849)	$(21,968)	$(82,469)
Net loss per share attributable to common stockholders— basic and diluted	$(3.38)	$(9.07)	$(14.85)	$(63.45)
Weighted-average common shares outstanding— basic and diluted	1,767,814	1,309,134	1,478,858	1,299,624

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ (DEficit) Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income, net of tax	Deficit	(Deficit) Equity
Balance at December 31, 2023	1,144,291	$1	$400,741	$33	$(311,355)	$89,420
Exercise of common stock options	18	—	3	—	—	3
Shares issued under ATM, net of issuance costs of $150	20,833	—	4,850	—	—	4,850
Exercise of pre-funded warrants	25,110	—	2	—	—	2
Exercise of common stock warrants	28,485	—	3,808	—	—	3,808
Issuance of common stock upon RSU vesting	557	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	1,881	—	—	1,881
Net loss	—	—	—	—	(22,452)	(22,452)
Balance at March 31, 2024	1,219,294	$1	$411,285	$25	$(333,807)	$77,504
Exercise of pre-funded warrants	89,817	$—	$8	$—	$—	$8
Exercise of common stock options	1	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(29)	—	(29)
Stock-based compensation	—	—	1,625	—	—	1,625
Net loss	—	—	—	—	(48,131)	(48,131)
Balance at June 30, 2024	1,309,112	$1	$412,918	$(4)	$(381,938)	$30,977
Issuance of common stock under ESPP	20	—	—	—	—	—
Unrealized loss on available-for-sale securities		—	—	24	—	24
Stock-based compensation		—	1,491	—	—	1,491
Net loss		—	—	—	(11,873)	(11,873)
Balance at September 30, 2024	1,309,132	$1	$414,409	$20	$(393,811)	$20,619

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2024	1,310,308	1	416,383	(404,790)	11,594
Issuance of common stock upon RSU vesting	7,302	—	—	—	—
Stock-based compensation	—	—	825	—	825
Net loss	—	—	—	(8,547)	(8,547)
Balance at March 31, 2025	1,317,610	$1	$417,208	$(413,337)	$3,872
Decrease in common stock for rounding down of fractional shares to reflect the 1-for-50 reverse stock split	(48)	$—	$—	$—	$—
Issuance of common stock upon RSU vesting	7,802	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $726	273,012	1	4,272	—	4,273
Issuance of common stock upon exercise of pre-funded warrants	27,000	—	—	—	—
Stock-based compensation	—	—	914	—	914
Net loss	—	—	—	(7,437)	(7,437)
Balance at June 30, 2025	1,625,376	$2	$422,394	$(420,774)	$1,622
Issuance of common stock upon RSU vesting	19,078	$—	$—	$—	$—
Stock-based compensation	—	—	34	—	34
Net loss	—	—	—	(5,984)	(5,984)
Balance at September 30, 2025	1,644,454	$2	$422,428	$(426,758)	$(4,328)

See accompanying notes to unaudited condensed consolidated financial statements.

LYRA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,968)	$(82,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,773	4,777
Depreciation expense	359	320
Impairment of property and equipment	—	1,883
Write-off of deferred financing costs	—	140
Impairment of right-of-use assets	—	22,836
Gain on sale of property and equipment	(8)	—
Net amortization of premium on short-term investments	—	(2,009)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,484	(750)
Operating lease right-of-use assets	2,349	570
Other assets	—	1,111
Accounts payable	(619)	(774)
Accrued expenses and other current liabilities	(1,483)	(5,400)
Restructuring liability	(1,288)	4,855
Operating lease liabilities	(3,001)	(2,437)
Deferred revenue	(391)	(1,325)
Net cash used in operating activities	(22,793)	(58,659)
Cash flows from investing activities:
Purchases of property and equipment	(20)	(2,396)
Proceeds from the sale of property and equipment	18	—
Purchases of short-term investments	—	(47,949)
Maturity of short-term investments	—	102,519
Net cash (used in) provided by investing activities	(2)	52,174
Cash flows from financing activities:
Proceeds from sale of common stock, warrants and pre-funded warrants	4,999	8,819
Payment of deferred offering costs	(726)	(290)
Proceeds from exercise of stock options	—	3
Net cash provided by financing activities	4,273	8,532
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,522)	2,047
Cash, cash equivalents and restricted cash, beginning of period	42,570	23,745
Cash, cash equivalents and restricted cash, end of period	$24,048	$25,792
Supplemental disclosure of non-cash financing and investing activities:
Property and equipment purchases included in accounts payable	$67	$—
Right of Use Asset in Exchange for Lease Liability	$—	$13,667

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

The Company recorded a restructuring charge in the amount of $10.9 million in 2024 as well as an additional $1.3 million recorded in the nine months ended September 30, 2025, primarily related to severance and retention costs as further discussed in Note 4. The Company had recorded an impairment charge in 2024 for the write-down of property and equipment of $1.9 million and right-of-use assets in the amount of $22.8 million as further discussed in Notes 5 and 6.

Going Concern

Although at September 30, 2025, the Company had approximately $22.1 million of cash and cash equivalents, the Company has incurred recurring net operating losses every year since inception and has an accumulated deficit of approximately $426.8 million at September 30, 2025. The Company expects to continue to generate operating losses for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

From inception through September 30, 2025, the Company has raised an aggregate of $429.8 million to fund its operations, primarily from the issuance of equity securities including $5.0 million of gross proceeds (and $4.3 million of net proceeds, after cash and accrued issuance costs) from the Company’s June 2025 Financing (as defined in Note 8, “Preferred and Common Stock”), and to a lesser extent, government contracts and a license agreement.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The Company remains focused on preserving its cash. Furthermore, the Company is still engaged in the process of subleasing two of its three leased locations, and, may also seek to negotiate an early termination of those two leases with its landlords. The Company may be unable to sublease those locations on favorable terms or at all. In addition, the Company may not be able to obtain an early termination of those leases with its landlords on favorable terms or at all.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard and Reverse Stock Split

On August 20, 2025, the Company received a letter (the “Deficiency Letter”) from The Nasdaq Stock Market, LLC (“Nasdaq”) indicating that its stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the “Q2 Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2.5 million. As reported on the Company’s Q2 Form 10-Q, its stockholders’ equity as of June 30, 2025 was approximately $1.6 million. The Deficiency Letter has no immediate effect on the listing or trading of the Company’s common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “LYRA.”

In accordance with Nasdaq Listing Rule 5810(c)(2)(C), the Company was provided an initial period of 45 calendar days to submit a plan to regain compliance. Subsequent to the receipt of the Deficiency Letter, and prior to that deadline, the Company submitted a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1) to Nasdaq by December 31, 2025. On November 11, 2025 the Company received a letter from Nasdaq accepting the Company’s proposal to use December 31, 2025 as the deadline to regain compliance.

There can be no assurance that the Company will be able to regain compliance. If the Company does not regain compliance by the December 31, 2025 deadline, or if it fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s common stock will become subject to delisting. In such event, Nasdaq rules would permit us to appeal the decision to reject the Company’s proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

On July 19, 2024, the Company received notice from Nasdaq that it was not in compliance with the $1.00 minimum bid price requirement for continued inclusion on Nasdaq as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days to regain compliance with the Bid Price Requirement, and was subsequently granted an additional 180-day compliance period through July 14, 2025 to regain compliance.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2025 the Company had no comprehensive loss, and for the three and nine months ended September 30, 2024 other comprehensive loss consisted of unrealized losses, net of taxes from its short-term investments.

Restricted Cash

The Company had restricted cash of approximately $2.0 million as of September 30, 2025 and December 31, 2024. These balances were held as restricted at the Company’s financial institution to secure the Company’s letters of credit for its facility leases.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$22,055	$40,577
Restricted cash	1,993	1,993
Total	$24,048	$42,570

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three and nine months ended September 30,
	2025	2024
Stock options	68,558	127,741
Common stock warrants	1,018,871	172,126
Restricted stock units	58,882	17,349
Total	1,146,311	317,216

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$20,959	$20,959	$—	$—
Total cash equivalents	$20,959	$20,959	$—	$—

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

As of September 30, 2025 the Company’s cash equivalents were invested in money market funds which were valued based on Level 1 inputs. As of December 31, 2024, the Company’s cash equivalents were invested in money market funds and U.S. treasury bills with maturity dates of less than 90 days, which were valued based on Level 1 and Level 2 inputs, respectively. The carrying values of money market funds are classified based on Level 1 inputs due to their liquid nature and as they are valued using readily available market prices. The carrying value of U.S. treasury bills are classified based on Level 2 inputs as they are valued based on observable inputs but are not quoted in active markets. All available-for-sale securities have contractual maturities of less than one year. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying condensed consolidated financial statements that required Level 3 inputs.

The carrying values of the Company’s accounts payable, accrued expenses and deferred revenue approximate their fair values due to the short-term nature of these liabilities and as such these are considered Level 1 in the fair value hierarchy.

4. Restructuring and Other Related Charges

In connection with the ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, the Board of Directors approved a reduction in the Company’s workforce, impacting 87 employees, which occurred during May and June 2024. The Company incurred costs related to employee termination benefits and other costs associated with the restructuring mainly during the second quarter of 2024, with the remainder of the costs incurred through May 1, 2025. These amounts are recorded as restructuring and other related charges within our condensed consolidated statements of operations and comprehensive loss as they are incurred. For the three months ended September 30, 2025, restructuring and other related charges consisted of a credit of less than $0.1 million related to severance costs. For the nine months ended September 30, 2025, restructuring and other related charges were $1.3 million, which consisted of $1.0 million of severance costs and $0.3 million of retention costs. Total restructuring charges since the second quarter of 2024 amount to $12.2 million.

Restructuring liability activities during the year ended December 31, 2024 and the nine months ended September 30, 2025 consist of the following (in thousands):

	Severance Costs	Retention Costs	Other Costs	Total Restructuring
Balance at December 31, 2023	$—	$—	$—	$—
Accruals	6,713	3,174	1,009	10,896
Cash payments	(3,953)	(1,596)	(1,000)	(6,549)
Balance at December 31, 2024	2,760	1,578	9	4,347
Accruals	982	280	—	1,262
Cash payments	(683)	(1,858)	(9)	(2,550)
Balance at September 30, 2025	$3,059	$—	$—	$3,059

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

5. Property and Equipment and Related Impairment

Property and equipment consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Property and equipment:
Laboratory equipment	$3,897	$3,927
Computer software and equipment	159	159
Office furniture and fixtures	961	961
Leasehold improvements	553	486
Total	$5,570	$5,533
Accumulated depreciation	(4,448)	(4,129)
Property and equipment, net	$1,122	$1,404

Accumulated depreciation includes $1.9 million related to loss on impairment of property and equipment described below at September 30, 2025 and December 31, 2024. In addition, the Company recognized approximately $0.1 million and less than $0.1 million of depreciation expense for the three months ended September 30, 2025 and 2024, respectively, and recognized approximately $0.4 million and $0.3 of depreciation expense for the nine months ended September 30, 2025 and 2024, respectively.

During the second quarter of 2024 and as a result of the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, the Company performed a recoverability test for its property and equipment. The Company concluded that the undiscounted cash flows associated with its property and equipment was less than the carrying value of the property and equipment. The Company compared the fair value of the property and equipment to the carrying value and recorded an impairment charge in the amount of $1.9 million which is included as an impairment of property and equipment in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The Company determined fair market value of the equipment based on a third-party appraisal of the equipment through use of publicly available used equipment quotes. The equipment was valued as of May 15, 2024. The Company reassessed the need for any further impairment as of September 30, 2025, and determined no additional impairment indicators existed.

6. Impairment of Right-of-Use Assets

In connection with the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, in May 2024, the Company engaged a commercial real estate broker to market the Company’s three leased properties for sublease arrangements. As of September 30, 2024, the Company did not sublet any of its leased properties. Based upon these impairment indicators, the Company performed a recoverability test over its right-of-use asset and concluded the right-of-use assets were impaired. As a result, the Company recorded an impairment charge in the amount of $22.8 million, which was included as an impairment of right-of-use asset in the consolidated statements of operations and comprehensive loss for the three months ended September 30, 2024. The right-of-use asset was valued as of May 15, 2024. The Company reassessed the need for any further impairment as of September 30, 2025, and determined no additional impairment indicators existed.

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

The following table presents revenue, significant expenses and net loss for the Company's segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$25	$195	$391	$1,325

Operating expenses:
Clinical related costs	90	2,186	2,722	13,204
Employee related costs	2,069	3,738	8,218	18,665
Product development and manufacturing costs	240	161	549	3,059
Facilities, support costs and depreciation	2,639	2,915	7,980	10,688
Professional, consulting and public company costs	1,245	833	3,564	6,676
Impairment of property and equipment	—	—	—	1,883
Impairment of right-of-use assets	—	—	—	22,836
Restructuring and other related charges	(21)	2,804	1,262	9,254
Total operating expenses	6,262	12,637	24,295	86,265
Loss from operations	(6,237)	(12,442)	(23,904)	(84,940)
Other income:
Interest income	256	576	964	2,517
Other income	—	—	981	—
Total other income	256	576	1,945	2,517
Loss before income tax expense	(5,981)	(11,866)	(21,959)	(82,423)
Income tax expense	(3)	(7)	(9)	(33)
Net loss	$(5,984)	$(11,873)	$(21,968)	$(82,456)

8. Preferred and Common Stock

The Company has 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no shares issued or outstanding as of September 30, 2025 and December 31, 2024.

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which it may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate. As of September 30, 2025, the Company sold 414,196 shares under the Form S-3 which generated proceeds of $26.7 million, net of issuance costs of $1.4 million.

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

The Shares and the 2025 Pre-Funded Warrants were offered pursuant to an effective shelf registration statement and the 2025 Purchase Warrants were sold in a concurrent private placement. The 2025 Pre-Funded Warrants are immediately exercisable and may be exercised at any time until the Pre-Funded Warrants are exercised in full, subject to the Beneficial Ownership Limitation. The 2025 Purchase Warrants are immediately exercisable and will expire on the 24-month anniversary of the date that the SEC declares the registration statement covering the resale of the shares of common stock issuable upon exercise of the 2025 Purchase Warrants effective.

The Company received an aggregate of $5.0 million in gross proceeds, or $4.3 million after deducting issuance costs. The Company has allocated the net proceeds among the common stock, the 2025 Purchase Warrants and the 2025 Pre-Funded Warrants using the relative fair value method for each of the above transactions. The Company has allocated $1.4 million to the shares of common stock, $0.8 million to the 2025 Pre-Funded Warrants and $2.1 million to the 2025 Purchase Warrants.

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

A total of 27,000 of the 2025 Pre-Funded Warrants were exercised as of June 30, 2025, at a purchase price of $0.001 per share, and the remaining 123,360 2025 Pre-Funded Warrants were exercised as of October 8, 2025, at a purchase price of $0.001 per share.

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

On October 2, 2023, the Company sold an aggregate of 60,351 shares of common stock under the Sales Agreement, at a weighted average price of $185.50 per share, which generated net proceeds of $10.9 million. On November 15, 2023, the Company sold an aggregate of 60,000 shares of common stock under the Sales Agreement, at a weighted average price of $144.00 per share, which generated net proceeds of $8.2 million. On February 12, 2024, the Company sold an aggregate of 20,833 shares of common stock under the Sales Agreement, at a weighted average price of $240.00 per share, which generated net proceeds of $4.8 million.

On March 22, 2024, the Company amended and restated the Controlled Equity Offering Sales Agreement (the “Amended Sales Agreement”) with Cantor pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company's common stock for aggregate gross proceeds of up to $75.0 million. The offering and sale of up to $75.0 million of the common shares has been registered under the Securities Act, pursuant to the Company's Registration Statement on Form S-3 (File No. 333-278163) (the "2024 Registration Statement"), which was originally filed with the SEC on March 22, 2024, the base prospectus contained within the 2024 Registration Statement, and a prospectus supplement relating to the shares that was filed with the SEC on March 22, 2024. As of September 30, 2025, the Company has recorded $23.9 million in proceeds, net of issuance costs of $0.9 million, under the Amended Sales Agreement, with $50.2 million still available for future sale under the Amended Sales Agreement.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

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

A total of 28,485 of the 2023 Purchase Warrants were exercised as of September 30, 2025, at a purchase price of $133.65 per share.

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

The 2022 Pre-Funded Warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The 2022 Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such 2022 Pre-Funded Warrants do not provide any guarantee of value or return. The Company valued the 2022 Pre-Funded Warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and 2022 Pre-Funded Warrants, of which $19.7 million was allocated to the 2022 Pre-Funded Warrants and recorded as a component of additional paid-in capital. There were 99,991 of the 2022 Pre-Funded Warrants issued in the April 2022 Financing exercised as of September 30, 2025.

The Company has reserved for future issuances the following shares of common stock as of September 30, 2025:

As of September 30, 2025
Option to exercise stock warrants	1,142,231
Stock options and restricted stock units	218,616
Employee stock purchase plan	19,730
Total	1,380,577

9. Common Stock Warrants

The following table represents a summary of the warrants outstanding and exercisable as of September 30, 2025, all of which are equity-classified:

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Number of Common Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Expiration Date	Number of Pre-funded Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Expiration Date
Outstanding at December 31, 2023	200,612	$133.650	4.90	$25,700	November 30, 2028	115,127	$0.050	3.92	$30,200	April 2027-May 2028
Exercised	(28,485)	$133.650	—	$4,297	—	(115,127)	$0.050	—	$9,715	—
Outstanding at December 31, 2024	172,127	$133.650	3.92	$—	November 30, 2028	—	$—	—	$—	—
Prefunded warrants issued	—	$—	—	$—	—	150,360	$0.001	2.00	$—	June 26, 2027
Exercised	—	$—	—	$—	—	(27,000)	$0.001	—	$245,943	—
Common warrants issued	846,744	$11.560	2.00	$—	June 26, 2027	—	$—	—	$—	—
Outstanding at September 30, 2025	1,018,871	$32.186	1.98	$—	November 30, 2028 and June 26, 2027	123,360	$0.001	1.74	$805,417	June 26, 2027

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

A summary of the restricted stock unit activity under the Plans for the nine months ended September 30, 2025 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock units outstanding as of December 31, 2024	42,865	$132.09
Granted	62,020	$9.86
Vested	(34,182)	$67.10
Forfeited	(11,821)	$210.07
Unvested restricted stock units outstanding as of September 30, 2025	58,882	$25.41

A summary of the stock option activity under the Plans for the nine months ended September 30, 2025 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	126,255	$283.02	7.5	$—
Cancelled	(57,697)	$375.57
Outstanding at September 30, 2025	68,558	$205.13	5.9	$—

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

No stock options were granted during the three and nine months ended September 30, 2025, or during the three months ended September 30, 2024. The weighted-average fair value of options granted to employees, directors and non-employees during the nine months ended September 30, 2024 was $140.00.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$247	$214	$760	$627
General and administrative	(213)	1,277	1,013	4,150
Total	$34	$1,491	$1,773	$4,777

For the three and nine months ended September 30, 2025 no stock-based compensation expense was recorded to liabilities. For the period ended September 30, 2024, $15,000 of the stock-based compensation expense was recorded to liabilities.

Unrecognized stock-based compensation related to stock-based options amounted to $2.1 million at September 30, 2025 and is expected to be recognized over a weighted average period of approximately 1.9 years. Unrecognized stock-based compensation related to restricted stock units amounted to $1.1 million at September 30, 2025 and is expected to be recognized over a weighted average period of approximately 1.5 years.

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

As of September 30, 2025, there were 54,275 shares available for grant under the 2020 Plan and 36,901 shares available for grant under the Inducement Award Plan.

As of September 30, 2025, the Company issued 20 shares under the 2020 ESPP. In June 2024, the Company indefinitely suspended the offering of its 2020 ESPP. As of September 30, 2025, there are a total of 19,730 shares available for issuance under the 2020 ESPP.

11. Collaboration Agreement

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of September 30, 2025, as all milestone amounts were fully constrained based on the probability of achievement.

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

There were no changes in the transaction price from December 31, 2024 to September 30, 2025. The following table reflects the transaction price (in thousands):

	As of September 30, 2025
	Pre-Milestone	Milestone	Post-Milestone
Combined Performance Obligation	$8,373	$3,489	$11,862
Development Activities Performance Obligation	3,627	1,511	5,138
Total	$12,000	$5,000	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of September 30, 2025
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2023	$11,748	$2,046	$13,794
Revenue recognized	—	(1,534)	(1,534)
Deferred revenue at December 31, 2024	11,748	512	12,260
Revenue recognized	—	(391)	(391)
Deferred revenue at September 30, 2025	$11,748	$121	$11,869

Development and regulatory milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. Note that the allocated deferred revenue associated with the clinical supply agreement has been recorded as long term deferred revenue given the potential uncertainty of delivery within the next twelve months. As of September 30, 2025, the parties still have not completed their negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

LYRA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

There were no milestones achieved during the three and nine months ended September 30, 2025 or the year ended December 31, 2024.

The Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. No royalty revenue has been earned as of September 30, 2025.

Entities affiliated with Perceptive Advisors, LLC are shareholders of both the Company and LianBio. Additionally, two of the Company’s former directors are Managing Directors at Perceptive Advisors, LLC and one of these former directors is also the Executive Chairman of LianBio’s board of directors.

12. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. The Company recorded income tax expense of $3,000 and $7,000 for the three months ended September 30, 2025 and 2024, respectively, and income tax expense of $9,000 and $33,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

The components of lease cost recorded in the Company’s condensed consolidated financial statements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Cost:
Operating lease cost	$1,276	$1,346	$3,877	$5,082
Variable lease cost	687	608	1,870	1,866
Total lease cost	$1,963	$1,954	$5,747	$6,948

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

As of September 30, 2025
Weighted-average remaining lease term (in years)	6.8
Weighted-average discount rate	6.10%

Future lease payments of the Company’s operating lease liabilities in accordance with ASC 842 as of September 30, 2025 were as follows (in thousands):

Period ended December 31,
From October 1, 2025 to December 31, 2025	$1,592
2026	6,494
2027	5,131
2028	4,507
2029	4,642
Thereafter	16,010
Total lease payments	38,376
Less: Imputed interest	(6,997)
Present value of operating lease liability	31,379
Less: current portion of operating lease liability	(4,684)
Total operating lease liability, net of current portion	$26,695

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

On June 2, 2025, we reported positive results from the Phase 3 ENLIGHTEN 2 trial evaluating LYR-210 as a six-month treatment of CRS. ENLIGHTEN 2 met its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks in patients without nasal polyps. The ENLIGHTEN 2 trial also met the key secondary endpoints of 3CS at 24 weeks in the full population (i.e., patients with and without nasal polyps) and in the clinically-validated SNOT-22 score at 24 weeks, with symptom improvement observed as early as week 4. Consistent with previous studies, LYR-210 was well-tolerated, with no product-related serious adverse events in the ENLIGHTEN 2 trial. Assuming we can raise sufficient funding, we plan to proceed with an additional clinical trial that was confirmed as a requirement for submission of a New Drug Application (“NDA”) for LYR-210 for the treatment of CRS without nasal polyps, based on a September 2025 meeting with the U.S. Food and Drug Administration (“FDA”).

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

From inception through September 30, 2025, we have raised an aggregate of $429.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from the private placement of common stock in April 2022 (the “April 2022 Financing”), $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Controlled Equity Offering Agreement (the “Original Sales Agreement”) dated September 1, 2023, $4.3 million were net proceeds from our June 2025 Financing (as defined below), $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants. Further, we currently have an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), under which we may offer from time to time in one or more offerings any combination of common and preferred stock, debt securities, warrants and units of up to $300.0 million in the aggregate.

We have incurred recurring net operating losses every year since inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses inception to date were $426.8 million at September 30, 2025. As of September 30, 2025, we had approximately $22.1 million of cash and cash equivalents. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

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

Based on our current operating plan, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. As of September 30, 2025, we had cash and cash equivalents totaling $22.1 million. Excluding the cost of the third Phase 3 trial being planned, which will require additional funding, management believes that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2026. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research, development and manufacturing of our product candidates.

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

Nasdaq Listing Notifications

On August 20, 2025, we received a letter (the “Deficiency Letter”) from The Nasdaq Stock Market, LLC (“Nasdaq”) indicating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the “Q2 Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2.5 million. As reported on our Q2 Form 10-Q, our stockholders’ equity as of June 30, 2025 was approximately $1.6 million. The Deficiency Letter has no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “LYRA.”

In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we were provided an initial period of 45 calendar days to submit a plan to regain compliance. Subsequent to the receipt of the Deficiency Letter, and prior to that deadline, we submitted a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1) to Nasdaq by December 31, 2025. On November 11, 2025 we received a letter from Nasdaq accepting our proposal to use December 31, 2025 as the deadline to regain compliance.

There can be no assurance that we will be able to regain compliance. If we do not regain compliance by the December 31, 2025 deadline, or if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that our common stock will become subject to delisting. In such event, Nasdaq rules would permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

On July 19, 2024, we received a written notice (the “Notice”) from Nasdaq notifying us that for the prior 30 consecutive business days, the bid price for our common stock, par value $0.001 per share, had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Market as set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”).

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

Proportionate adjustments were made to the exercise price and number of shares issuable upon the exercise of options outstanding, and the number of shares subject to restricted stock units under the Company’s equity incentive plans.

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

We plan to proceed with an additional, confirmatory clinical trial that was confirmed as a requirement for submission of an NDA for LYR-210 for the treatment of CRS without nasal polyps, based on a September 2025 meeting with FDA. In the meantime we remain focused on preserving our cash. Furthermore, we are still engaged in the process of marketing all of our leased properties for sub-leasing arrangements, and we may also seek to negotiate an early termination of our leases with our landlords.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. As of September 30, 2025 we have recognized $5.1 million of collaboration revenue from our LianBio License Agreement.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will decrease for the foreseeable future as we implemented a layoff of 75% of our workforce in May 2024, and recently completed the ENLIGHTEN 2 Phase 3 clinical trial of LYR-210. While our research and development expenses also decreased due to our cessation of most manufacturing and CMC-related activities following our restructuring in May 2024, in early 2025 we recommenced certain manufacturing activities. To the extent that we are able to commence an additional, confirmatory clinical trial for LYR-210 for the treatment of CRS without nasal polyps, pending additional financing, we expect our research and development expenses to increase as we pursue our clinical development activities.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and short-term investments and in the nine months ended September 30, 2025, interest received with payroll tax refunds from the COVID-19 Employee Retention Credit in the second quarter of 2025.

Other Income

For the nine months ended September 30, 2025, other income primarily consists of payroll tax refunds received by the Company in the second quarter of 2025 from the COVID-19 Employee Retention Credit.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Dollar
	2025	2024	Change
Collaboration revenue	$25	$195	$(170)

Operating expenses:
Research and development	4,047	5,902	(1,855)
General and administrative	2,236	3,931	(1,695)
Restructuring and other related charges	(21)	2,804	(2,825)
Total operating expenses	6,262	12,637	(6,375)
Loss from operations	(6,237)	(12,442)	6,205
Other income:
Interest income	256	576	(320)
Total other income	256	576	(320)
Loss before income tax expense	(5,981)	(11,866)	5,885
Income tax expense	(3)	(7)	4
Net loss	$(5,984)	$(11,873)	$5,889

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2025 and 2024 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021. The decrease period over period was primarily related to the completion of the primary study phase of the ENLIGHTEN 1 trial which was utilized for purposes of revenue recognition.

Research and Development Expenses

Research and development expenses decreased by $1.9 million from $5.9 million to $4.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

The decrease in research and development expenses for the three months ended September 30, 2025 was primarily attributable to a decrease in clinical related costs of $2.1 million as we completed the ENLIGHTEN 2 trial for LYR-210 and a decrease of $0.1 million in employee related costs primarily driven by the effect of a reduction in force that commenced in May 2024, partially offset by an increase in professional and consulting fees of $0.2 million and an increase of $0.1 million in product development and manufacturing costs.

General and Administrative Expenses

General and administrative expenses decreased by $1.7 million from $3.9 million to $2.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

The decrease in general and administrative expenses for the three months ended September 30, 2025 was primarily driven by a decrease in employee related costs of $1.6 million and a $0.3 million decrease in allocation, support and depreciation costs, as we scaled back costs subsequent to announcing in May 2024 that the ENLIGHTEN 1 trial did not meet its primary endpoint, partially offset by a $0.2 million increase in professional, consulting and public company fees.

Restructuring

We incurred a restructuring credit in the amount of $21 thousand primarily related to severance and retention costs for the three months ended September 30, 2025 compared to a restructuring charge of $2.8 million for the same period in 2024.

Interest Income

Interest income decreased by $0.3 million to $0.3 million for the three months ended September 30, 2025 compared to $0.6 million for the three months ended September 30, 2024. Interest income for both periods was primarily attributable to interest earned on cash equivalents and in 2024, the Company’s short-term investments, and the decrease was largely due to the decrease in the balance of these funds for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Income Tax Expense

During the three months ended September 30, 2025 we recorded an income tax expense of $3 thousand compared to $7 thousand for the three month period ended September 30, 2024. This decrease in income tax expense was related to our Massachusetts Securities Corporation.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Dollar
	2025	2024	Change
Collaboration revenue	$391	$1,325	$(934)

Operating expenses:
Research and development	14,033	37,404	(23,371)
General and administrative	9,000	14,888	(5,888)
Impairment of property and equipment	—	1,883	(1,883)
Impairment of right-of-use assets	—	22,836	(22,836)
Restructuring and other related charges	1,262	9,254	(7,992)
Total operating expenses	24,295	86,265	(61,970)
Loss from operations	(23,904)	(84,940)	61,036
Other income:
Interest income	964	2,517	(1,553)
Other income	981	—	981
Total other income	1,945	2,517	(572)
Loss before income tax expense	(21,959)	(82,423)	60,464
Income tax expense	(9)	(33)	24
Net loss	$(21,968)	$(82,456)	$60,488

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2025 and 2024 was a result of revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021.

Research and Development Expenses

Research and development expenses decreased by $23.4 million from $37.4 million in the nine months ended September 30, 2024 to $14.0 million in the nine months ended September 30, 2025.

The decrease in research and development expenses for the nine months ended September 30, 2025 was primarily attributable to decreased clinical costs of $10.5 million as we completed both the ENLIGHTEN 1 and ENLIGHTEN 2 trials for LYR-210, a decrease in employee related costs of $6.0 million primarily driven by the effect of a reduction in force that commenced in May 2024, a $2.7 million decrease in allocated and support costs and depreciation for activities shared between the general & administrative and research & development functions within the organization and driven by headcount allocation, a decrease of $2.5 million in product development and manufacturing costs, and a decrease of $1.7 million in professional and consulting fees.

General and Administrative Expenses

General and administrative expenses decreased by $5.9 million to $9.0 million for the nine months ended September 30, 2025 from $14.9 million for the nine months ended September 30, 2024.

The decrease in general and administrative expenses for the nine months ended September 30, 2025 was primarily attributable to an $4.5 million decrease in employee related costs and a $1.4 million decrease in costs for professional, consulting and public company fees.

Impairment & Restructuring

We incurred no impairment costs related to property and equipment for the nine months ended September 30, 2025 and $1.9 million for the same period in 2024.

We incurred no impairment costs related to our right-of-use asset for the nine months ended September 30, 2025 and $22.8 million for the same period in 2024.

We incurred a restructuring charge in the amount of $1.3 million primarily related to severance and retention costs for the nine months ended September 30, 2025 compared to a restructuring charge of $9.3 million for the same period in 2024.

Interest Income

Interest income was approximately $1.0 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively. Interest income for both periods was primarily attributable to interest earned on cash equivalents and in 2024, the Company’s short-term investments, and also included $0.1 million of interest income received with payroll tax refunds from the COVID-19 Employee Retention Credit in the nine months ended September 30, 2025 .

Other Income

Other income increased by $1.0 million to $1.0 million for the nine months ended September 30, 2025 compared to no balance for the nine months ended September 30, 2024. Other income primarily consisted of payroll tax refunds received by the Company in the nine months ended September 30, 2025 from the COVID-19 Employee Retention Credit.

Income Tax Expense

During the nine months ended September 30, 2025 and 2024 we recorded an income tax expense of $9 thousand and $33 thousand, respectively, related to our Massachusetts Securities Corporation.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2025, we have raised an aggregate of $429.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 Financing, $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Original Sales Agreement dated September 1, 2023, $4.3 million were net proceeds from our June 2025 Financing, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants. As of September 30, 2025, we sold 273,012 common shares and pre-funded warrants for 150,360 common shares under the Form S-3. On March 22, 2024, we entered into an Amended and Restated Controlled Equity Offering Agreement with Cantor pursuant to which we may offer and sell, from time to time through Cantor, shares of the Company’s common stock for aggregate gross proceeds of up to $75.0 million.

The following table provides information regarding our total cash and cash equivalents at September 30, 2025 and December 31, 2024 (in thousands):

	As of	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$22,055	$40,577
Total	$22,055	$40,577

We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(22,793)	$(58,659)
Net cash (used in) provided by investing activities	(2)	52,174
Net cash provided by financing activities	4,273	8,532
Net (decrease) increase in cash, cash equivalents and restricted cash	$(18,522)	$2,047

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $22.8 million for the nine months ended September 30, 2025, primarily resulting from our net loss of $22.0 million, and net cash used in changes to our operating assets and liabilities of $2.9 million, partially offset by non-cash adjustments of $2.1 million. Our net loss was primarily attributed to research and development activities, general and administrative expenses, and restructuring charges recorded in the current period. Net cash used for our operating assets and liabilities of $2.9 million during the nine months ended September 30, 2025 primarily consisted of decreases in right-of-use lease liabilities of $3.0 million, decreases in accounts payable, accrued expenses and other current liabilities of $2.1 million, a decrease in restructuring liability of $1.3 million, and a decrease in deferred revenue of $0.4 million, partially offset by decreases in operating lease right-of-use assets of $2.4 million and prepaid expenses and other current assets of $1.5 million. Our non-cash charges during the nine months ended September 30, 2025 primarily consisted of $1.8 million of share-based compensation expense and $0.3 million of depreciation expense.

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

Net Cash (Used in) Provided By Investing Activities

There was $2 thousand of cash used in investing activities for the nine months ended September 30, 2025, compared to $52.2 million of cash provided by investing activities for the nine months ended September 30, 2024. Cash provided by investing activities for the nine months ended September 30, 2024 primarily consisted of net proceeds from the maturities of short-term investments.

Net Cash Provided by Financing Activities

There was $4.3 million of cash provided by financing activities for the nine months ended September 30, 2025 compared to $8.5 million of cash provided by financing activities for the nine months ended September 30, 2024. Cash provided by financing activities in 2025 and 2024 primarily consisted of net proceeds from the sale of common stock, purchase warrants and pre-funded warrants in the amounts of $4.3 million and $8.5 million, respectively.

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

Although management has concluded that there is substantial doubt regarding our ability to continue as a going concern, this conclusion is based on our analysis under applicable accounting standards. Based on our current business plan, excluding the cost of the third Phase 3 trial being planned for which additional funding would be necessary, we anticipate that our cash, cash equivalents and short-term investment balance is sufficient to fund our operating expenses and capital expenditures into the third quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong. If, for any reason, our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in us further curtailing, delaying or discontinuing our research and development program for LYR-210. As a result, our business, financial condition, and results of operations could be materially adversely affected.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are attempting to sublease or assign two of our three leaseholds, which represent significant operating costs, and there can be no assurance that we will accomplish this effort on favorable terms, or at all, which could adversely affect our business, results of operations and financial condition.

The Company has three leaseholds, including two in Waltham, Massachusetts and one in Watertown, Massachusetts. These leaseholds represent significant operating costs for the Company. The Company has retained a broker to sublease or assign our leaseholds, other than the manufacturing space in Waltham in connection with the Company’s capital preservation efforts. There can be no assurance that the Company will find third parties to enter into a sublease or assignment of these leaseholds at terms that are favorable to the Company, on a timetable that is advantageous to the Company, or at all.

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

Under all three leases, the Company is responsible for its share of real estate taxes, maintenance, and other operating expenses applicable to the respective leased premises. An inability to successfully sublease or assign the leaseholds will negatively impact our capital preservation efforts and could materially and adversely affect our business, financial condition and the results of operations.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future, and we may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $6.2 million and $12.4 million for the three months ended September 30, 2025 and 2024, respectively, and operating losses of approximately $23.9 million and $84.9 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

In May 2024, our Board approved a reduction in force by up to 87 employees, effective on or about May 21, 2024 with respect to approximately 80 employees and effective on or about June 20, 2024 with respect to approximately seven employees (the “May 2024 RIF”). The Board’s decision was based on the need to implement cost-reduction initiatives intended to reduce the Company’s ongoing operating expenses and maximize shareholder value. The Company incurred charges of approximately $12.2 million in connection with this workforce reduction, primarily consisting of severance payments, employee benefits and related costs. Certain of these expenses have been paid to former employees as of the date of these condensed consolidated financial statements and relate to the May 2024 RIF. The remaining expenses are included within accrued restructuring with anticipated payout at a later date, primarily pertaining to current employees.

We expect to continue to incur significant additional operating losses for the foreseeable future and we may not achieve or maintain profitability in the future. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as non-clinical or pre-clinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with CRS treatment product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if we:

•
conduct another Phase 3 trial for LYR-210 which was confirmed to be a requirement for submission of a New Drug Application for LYR-210 for the treatment of CRS without nasal polyps, based on a September 2025 meeting with the FDA;
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

We need significant additional funding in order to complete development of, manufacture, and obtain regulatory approval for our product candidates and commercialize our products, if approved, including the funding necessary to complete a third Phase 3 trial in LYR-210. Moreover, the failure of our ENLIGHTEN 1 Phase 3 trial to meet its primary endpoint has made it more difficult for us to raise capital. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts, and/or discontinue operations.

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

Our business is highly dependent on the success of our most advanced product candidate, LYR-210, which requires on-going clinical testing including another Phase 3 trial, before we can seek regulatory approval and potentially launch our product. If LYR-210 does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed.

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

There can be no assurance that LYR-210 will achieve any other endpoints. Further, if the required regulatory approvals for LYR-210 are not obtained or are significantly delayed, or any approved products are not commercially successful, our business, financial condition, and results of operations may be materially harmed.

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

Under the LianBio License Agreement, both parties agreed to negotiate prior to December 31, 2022 a clinical supply agreement to support clinical trials to be conducted by LianBio HK in the territory, i.e., PRC, Hong Kong, Macau, Taiwan, Singapore, South Korea, and Thailand. Subsequently, there was a side letter executed on December 27, 2022 which extended the negotiations of a supply agreement. Payments made by LianBio HK to the Company that have not yet been recognized as revenue are deferred as a contract liability on the Company’s condensed consolidated balance sheets. The Company anticipated that the payments treated as a contract liability would be recognized as revenue as the clinical supply of LYR-210 was delivered and over the remaining time it takes to conduct the applicable trials. As of September 30, 2025, the parties are not actively engaged in negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will ever be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

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

We completed two Phase 3 clinical trials for our most advanced product candidate, LYR-210. In May 2024 we suspended further clinical development on our other product candidate, LYR-220, in order to preserve capital following our failure to meet our primary endpoint in the ENLIGHTEN 1 Phase 3 clinical trial for LYR-210. It is impossible to predict if LYR-210 will prove effective and safe in humans or if we will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we may need to complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

Our most advanced product candidate, LYR-210, is in clinical development and will require the completion of additional clinical testing before we are prepared to submit an NDA for regulatory approval. We cannot predict if or when we might complete the development of LYR-210 and submit an NDA or whether any such NDA will be approved by the FDA. We may also seek feedback from the FDA or other regulatory authorities on our clinical development programs, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs. If the results of ongoing and future clinical trials for LYR-210 are positive, we plan to submit an NDA in the United States. However, no assurance can be given that we will be successful in the near term, obtain regulatory approval, or have any commercial sales of LYR-210.

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

We previously transitioned most of our clinical manufacturing from a contract manufacturing organization, or CMO, to an in-house manufacturing facility at our Watertown headquarters to produce LYR-210 and LYR-220, the latter of which we have since deprioritized. Following the May 2024 RIF, we paused the manufacture of our product candidates. In early 2025 we initiated a technical transfer process from our Watertown facility to our Waltham facility and restarted our manufacturing activities for LYR-210 in the event we proceed with another Phase 3 trial for LYR-210. These activities pertain to producing clinical supply and we have not yet built out a commercial manufacturing capability. Throughout this Item 1A, we refer to manufacturers, CMOs and suppliers interchangeably.

To advance the development of LYR-210 we will need to complete a third Phase 3 clinical trial. We have sufficient finished product of LYR-210 on hand to commence the trial. We will need to manufacture additional supply to finish the trial and are in possession of the requisite raw materials and components to manufacture the additional finished product for such trial, as currently contemplated.

Parts of our manufacturing process are still outsourced and we expect them to remain outsourced. Our CMOs provide multiple different types of services to us. For example, some CMOs provide raw materials for our in-house manufacturing effort; some CMOs perform analytical testing for our starting materials, intermediates, drug product, and stability studies; and some CMOs provide services like sterilization, packaging, and labeling. Currently, our manufacturing activities are suspended and that suspension applies to third party CMOs that provide materials and services related to our manufacturing.

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

We have conducted, and, in the future, may conduct clinical trials for our product candidates in sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

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

LYR-210 will be regulated as a drug-device combination product, which may result in additional regulatory and other risks.

LYR-210 is expected to be regulated as a drug-device combination product. We may experience delays in obtaining regulatory approval of LYR-210 given the increased complexity of the review process when approval of a combination product is sought under a single marketing application. LYR-210 will be regulated as a drug-device combination product, which require coordination within the FDA and similar foreign regulatory agencies for review of the product candidates’ device and drug components. The determination whether a combination product requires a single marketing application or two separate marketing applications for each component is made by the FDA on a case-by-case basis. Although we believe a single marketing application for the approval of a combination product would be successful, there can be no assurance that the FDA will not determine that separate marketing applications are necessary. This determination could significantly increase the resources and time required to bring a particular combination product to market. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process, as well as coordination between two different centers within FDA responsible for review of the different components of the combination product.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA, or the IRBs at the institutions in which our studies are conducted, could materially modify, suspend, or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease pre-clinical studies or clinical trials, require us to conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated, or deny approval of our product candidates for any or all targeted indications. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We have historically trained and may in the future have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently in October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

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

We rely on our information technology systems and those of third parties including our CROs, vendors, suppliers, contractors, consultants and service providers for both internal and external operations that are critical to our business. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and the data we and our third-party providers maintain, including Personal Information, clinical trial data, confidential and proprietary intellectual property, financial information, trade secrets, and other business information (together, “Confidential Information”). Our information technology systems and Confidential Information, and those of our third-party CROs, vendors, suppliers, service providers, contractors and consultants are vulnerable to attack, interruption and damage from computer viruses and malware (e.g. ransomware), bugs, misconfigurations, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems and Confidential Information are increasing in their frequency, levels of persistence, sophistication and intensity - including attacks conducted using artificial intelligence - and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems and data change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Such an attack could result in a material disruption of our product candidate development programs and our business. For example, the loss of pre-clinical study data or clinical trial data from completed, ongoing, or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of Confidential Information, we could incur liability and the further development of LYR-210, or any other product candidate, could be delayed.

There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with, or effective in protecting our information technology systems and Confidential Information. While we do not believe that we have experienced any material system failure or incident, from time to time, we and our third-party providers have been the target of cybersecurity attacks, and we expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and number. While we do not believe that any incidents have had a material impact on our operations or financial results to date, we cannot guarantee that material incidents will not occur in the future. If such an incident were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We could also incur liabilities and the further development of our product candidates could be delayed. Further, any adverse impact to the availability, integrity or confidentiality of our information technology systems or Confidential Information could expose us to legal claims or proceedings (including class actions), enforcement actions and investigations by regulatory authorities, and potentially result in penalties, fines and significant legal liability. We could also experience negative reputational impacts that cause an erosion of trust, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. Finally, cyber insurance we maintain may not be sufficient to cover the financial, legal, business or reputational losses that may result from an incident, and we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.

We are subject to governmental regulation and other legal obligations related to privacy, data protection, and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.

We, and third parties on our behalf, receive, store, handle, transmit, use and otherwise process business information and information related to individuals (including health-related information) that may constitute “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (together “Personal Information”), including from and about trial patients as well as our employees, business contacts, and service providers. We and our partners are therefore subject to diverse state, federal, and international laws and regulations relating to data privacy, security, and the processing of Personal Information, including in the United States and in the EU/UK. For example, in the EU/UK the General Data Protection Regulation, or the GDPR, and related laws in other jurisdictions require us to adhere to certain disclosure restrictions and deletion obligations with respect to the Personal Information of their residents, and allow for penalties for violations and, in some cases, a private right of action. These laws also impose transparency and other obligations with respect to Personal Information of their respective residents and provide residents with similar rights with respect to their Personal Information. New privacy rules are continually being enacted in the United States and globally, and existing ones are being updated and strengthened, creating an ever evolving patchwork of privacy laws. Complying with these numerous, complex, and often changing laws and regulations is expensive and difficult, which could ultimately hinder our ability to grow our business by extracting value from our data assets, and failure or perceived failure to comply with any such laws or regulations or any security incident or breach involving the misappropriation, loss, or other unauthorized use or disclosure of Personal Information, whether by us or another third-party, could adversely affect our business, financial condition, and results of operations, including but not limited to: damage to our reputation, an erosion of trust, and negative media attention; investigation costs; material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief.

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

We also cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’, and employees’ Personal Information and other Confidential Information will comply with data privacy laws, not breach contractual obligations that may be imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations, and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information.

We face potential liability related to the privacy of health information we obtain from clinical trials sponsored by us.

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act. We are not currently classified as a “covered entity” or “business associate” under HIPAA. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive protected health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of protected health information. In addition, we may maintain sensitive Personal Information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of Personal Information, which is a broader class of information than the protected health information under HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR, as discussed above.

Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by our CROs and other third-party contractors to comply with the strict rules on the transfer of Personal Information outside of the European Union into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws, and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use, and dissemination of individuals’ health information. The GDPR provides that EU member states may establish their own laws and regulations limiting the processing of Personal Information, including genetic, biometric, or health data, which could limit our ability to use and share Personal Information or could cause our costs to increase. Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Moreover, certain environmental laws may impose liability without regard to fault or legality of the action at the time of its occurrence. Environmental, health, and safety laws and regulations have tended to become more stringent over time, both as a result of tighter standards as well as the identification and regulation of additional compounds. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, our development efforts may be interrupted or delayed. There is also increasing scrutiny from various stakeholders, including policymakers, on environmental and social matters, including climate change and human capital; this may result in additional regulations (or changes to interpretation of existing regulations) or other stakeholder engagement, which if we fail to successfully navigate may result in various adverse impacts on our business.

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

There are a number of companies developing or marketing therapies for the treatment and management of CRS that may compete with our current product candidates, including many major pharmaceutical and biotechnology companies. These companies include, among others: Sanofi, GlaxoSmithKline, Regeneron, Insmed, Upstream Bio, Optinose (now a subsidiary of Paratek Pharmaceuticals, Inc.), Medtronic, Genentech and Novartis.

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

There can be no assurance that LYR-210 will achieve any other endpoints. We also cannot assure you that any data that have, may, or will be collected will be compelling to the medical community because the data may not be clinically meaningful and may not demonstrate that LYR-210 is an attractive procedure when compared against data from alternative treatments.

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

Further, if certain of our product candidates are manufactured outside of the U.S, they may be impacted by recent substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods. In response to these tariffs, certain foreign governments, have instituted or are considering imposing tariffs on certain U.S. goods. If the U.S. imposes additional tariffs on a broader range of imports from certain countries, and in response those countries take further retaliatory trade measures, these actions could impose additional costs on our business.

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

If the patent applications we hold with respect to our product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future products. Several patent applications covering our product candidates have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents, or whether any issued patents will be found invalid or unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop.

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

If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and since there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement, or allegations of infringement, of the patents and other proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexamination, and inter partes review proceedings before the United States Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing product candidates. Many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to composition of matter, drug delivery, methods of manufacture, or methods for treatment related to the use or manufacture of our product candidates. We cannot guarantee that our technologies, products, compositions, and their uses do not or will not infringe third party patent or other intellectual property rights. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Pending patent applications can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. If any third-party patents were held by a court of competent jurisdiction to cover the composition of matter of any of our product candidates, the manufacturing process of any of our product candidates, or the method of use for any of our product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, which may not be available or may not be available on commercially reasonable terms, or until such patents expire.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates and/or harm our reputation and financial results. Defense of these claims, regardless of their merit, could involve substantial litigation expense and could be a substantial diversion of management and employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, and redesign our infringing products. In the case of successful third party claims concerning registered trademarks, we might be forced to rename our product candidates, or obtain one or more licenses from third parties, which may require substantial time and monetary expenditure, and which might be impossible or technically infeasible. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. Moreover, an injunction preventing us from selling our products could have a material adverse effect against our business.

We may be involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights, or other intellectual property. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement by a competitor’s or potential competitor’s product. To counter infringement or unauthorized use, we may be required to file infringement claims on a country-by-country basis, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. There can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both.

In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid, is unenforceable and/or is not infringed, or may construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly, or held unenforceable, could put our patent applications at risk of not issuing, and could limit our ability to assert those patents against those parties or other competitors and curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks, which could materially harm our business and negatively affect our position in the marketplace. Alternatively, a court could determine that our trademark is good but there is no likelihood of confusion in the market based on what the third party is doing. In such case we would not be able to prevent that party from using the mark.

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

If we initiated legal proceedings against a third party to enforce a patent covering one of their products or product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation.

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

Filing, prosecuting, and defending our intellectual property in countries throughout the world could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Therefore, we may choose not to pursue or maintain protection for certain intellectual property in certain jurisdictions. Without such intellectual property rights we would lose the rights to stop manufacturing and sales within such jurisdictions. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent such competitors from competing.

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
•
we might not have been the first to file patent applications covering certain of our product candidates;
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

In connection with the May 2024 RIF, we incurred charges of approximately $4.7 million on our June 30, 2024 Form 10-Q in connection with the reduction in force, primarily consisting of severance payments, employee benefits and related costs. We incurred an additional $3.0 million in charges subsequent to the May 2024 RIF, including $1.0 million of charges in the nine months ended September 30, 2025. This amount primarily relates to severance payments made to former employees and have been reflected within restructuring and other related charges in the condensed consolidated financial statements as of September 30, 2025.

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

On August 20, 2025, we received a letter (the “Deficiency Letter”) from Nasdaq indicating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the “Q2 Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2.5 million. As reported on our Q2 Form 10-Q, our stockholders’ equity as of June 30, 2025 was approximately $1.6 million. The Deficiency Letter has no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “LYRA.”

In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we were provided an initial period of 45 calendar days to submit a plan to regain compliance. Subsequent to the receipt of the Deficiency Letter, and prior to that deadline, we submitted a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1) to Nasdaq by December 31, 2025. On November 11, 2025 we received a letter from Nasdaq accepting our proposal to use December 31, 2025 as the deadline to regain compliance.

There can be no assurance that we will be able to regain compliance. If we do not regain compliance by the December 31, 2025 deadline, or if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that our common stock will become subject to delisting. In such event, Nasdaq rules would permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

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

Sales of a number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of approximately 0.3 million shares of our common stock and certain accompanying warrants have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the ninth amended and restated investor rights agreement between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have taken advantage of reduced reporting burdens in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q including by not incorporating all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.

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

We and our subsidiary are subject to tax laws and regulations in the United States. These laws and regulations are inherently complex, requiring us to make judgments about their application to our businesses. Governmental authorities may challenge our interpretations, potentially leading to administrative or judicial proceedings, penalties, or other material consequences. In addition, New income, sales use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

The Inflation Reduction Act of 2022 introduced, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. The U.S. government may enact further significant changes to the taxation of business entities. In particular, presidential, congressional, state and local elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our suppliers and vendors. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict the ultimate impact of the OBBA (as defined below), the Inflation Reduction Act or any such further changes on our business.

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

During the three months ended September 30, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of Lyra Therapeutics, Inc., dated May 5, 2020 and the Certificate of Amendment to the Restated Certificate of Incorporation of Lyra Therapeutics, Inc. dated June 13, 2024	8-K	3.1	June 18, 2024	001-39273

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Lyra Therapeutics, Inc. dated May 27, 2025	8-K	3.1	June 2, 2025	001-39273

3.3	Amended and Restated Bylaws of the Registrant	8-K	3.1	December 18, 2023	001-39273

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Date File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYRA THERAPEUTICS, INC.

Date: November 12, 2025	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Jason Cavalier
Jason Cavalier
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)