Form 10-K
period 2025-12-31
Lyra Therapeutics, Inc.
filed 2026-03-31
CIK 1327273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code: (617) 420-8858

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of outstanding shares of common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,123,580. For purposes of this disclosure, shares of common stock held by officers and directors of the registrant and by persons who hold more than 10% of the registrant’s outstanding common shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of March 27, 2026 was 1,774,882.

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
•
our ability to raise significant additional capital to fund a third Phase 3 trial of LYR-210, if ever;
•
our ability to continue as a going concern;
•
our evaluation of strategic transactions, if any, to maximize shareholder value;
•
our estimates and statements regarding our financial position;
•
the market for our common stock after it is no longer listed on Nasdaq Capital Market;
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

The principal risks and uncertainties affecting our business include the following:

•
on January 9, 2026, our Board of Directors approved a plan to suspend further development of LYR-210, our lead product candidate for the treatment of chronic rhinosinusitis, and to implement a cost reduction plan that includes a workforce reduction impacting substantially all of our remaining employees, effective January 12, 2026, and other cost-saving actions to preserve capital;
•
any potential financial or strategic option we pursue in order to maximize shareholder value may not result in the identification of a suitable transaction, or if one is identified and pursued, may not be completed on attractive terms, or at all;
•
being delisted from the Nasdaq Stock Market LLC could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock;
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
•
if we are unable to obtain, maintain, or adequately protect our intellectual property rights, we may not be able to compete effectively in our market; and

•
international terrorism, political unrest, and wars, or other events such as COVID-19 have previously and could in the future adversely impact our business and operations, including our clinical trials.

PART I

Unless the context requires otherwise, we use the terms “Lyra,” “the Company,” “we,” “us,” “our” and similar designations in this Annual Report on Form 10-K to refer to Lyra Therapeutics, Inc. and its wholly-owned subsidiary.

Overview

We have historically been a clinical-stage biotechnology company focused on the development and commercialization of innovative, anti-inflammatory therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. CRS is an inflammatory disease of the paranasal sinuses which leads to debilitating symptoms and significant morbidities and affects approximately 14 million people in the United States.

In May 2024, we announced topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210, a bioabsorbable nasal implant designed to be administered in a simple, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in 3CS at 24 weeks in patients without nasal polyps. Following this announcement, we reported a reduction in force of approximately 75% of our workforce, impacting 87 employees, in addition to other cost-saving measures in order to preserve capital, including the stoppage of commercialization efforts for LYR-210 and pausing development efforts for LYR-220, which is substantially similar to LYR-210 and also directed at patients living with CRS, but employs a larger implant designed for patients whose nasal cavity is larger including those patients who have undergone ethmoid sinus surgery. The Company also paused the manufacturing of both LYR-210 and LYR-220.

On June 2, 2025, we reported positive results from the Phase 3 ENLIGHTEN 2 trial evaluating LYR-210 as a six-month treatment of CRS. ENLIGHTEN 2 met its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks in patients without nasal polyps. The ENLIGHTEN 2 trial also met the key secondary endpoints of 3CS at 24 weeks in the full population (i.e., patients with and without nasal polyps) and in the clinically-validated SNOT-22 score at 24 weeks, with symptom improvement observed as early as week 4. Consistent with previous studies, LYR-210 was well-tolerated, with no product-related serious adverse events in the ENLIGHTEN 2 trial. An additional clinical trial was confirmed as a requirement for submission of a New Drug Application (“NDA”) for LYR-210 for the treatment of CRS without nasal polyps, based on a September 2025 meeting with the U.S. Food and Drug Administration (“FDA”). Any resumption of development activities would require successful completion of a strategic transaction or obtaining significant additional funding, which may not be available.

In January 2026, we announced the suspension of further development of LYR-210. We also announced a workforce reduction impacting 25 employees and other cost-saving actions to preserve capital. Maria Palasis, Ph.D., Chief Executive Officer, President and Chair of the Board, and Mr. Jason Cavalier, Chief Financial Officer and Treasurer, are each being retained as consultants to support the Company’s pursuit of strategic alternatives. The Company continues to evaluate potential strategic options to maximize shareholder value. There can be no assurance that the evaluation of strategic options will result in any transaction, or that any transaction, if pursued, will be completed on attractive terms, if at all. The Company has not set a timetable for the completion of this strategic review.

On March 13, 2026, Nasdaq notified us that it will commence procedures to delist us from The Nasdaq Capital Market. This occurred after we ceased our appeal efforts with respect to Nasdaq’s delisting determination, which culminated in a letter from the Nasdaq Hearings Advisor at The Nasdaq Stock Market LLC on March 13, 2026 confirming that we had withdrawn our appeal. Trading in our common stock was suspended at the open of trading on March 17, 2026. In connection with the suspension of trading, Nasdaq has indicated that it will file a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after all internal procedural periods have run.

As disclosed above, in January 2026 we announced the suspension of further development of LYR-210. LYR-210 is designed to treat CRS patients who have failed previous medical management. LYR-210 has a smaller dimension and is intended for patients with and without nasal polyps.

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

Intellectual Property and Barriers to Entry

We own all the material intellectual property rights related to our technology and product candidate portfolio. As of December 31, 2025, our product candidate portfolio is protected by issued patents and pending applications in the U.S. and major foreign countries with claims directed to devices, systems, and method of use, which, exclusive of possible patent term adjustments or extensions or other forms of exclusivity, provide coverage through at least 2030, with many providing coverage through 2036 and some providing coverage through 2038. We recently received allowances in two countries (and await action in other countries) based on patent applications that have the potential to provide coverage through 2042.

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

Patents and Patent Applications

As of December 31, 2025, we own 21 issued U.S. patents, 53 foreign issued patents, 11 U.S. pending applications, and 23 foreign pending applications, out of which 15 issued U.S. patents, 47 foreign issued patents, 9 U.S. pending applications, and 20 foreign pending applications are directed to the envisioned commercial product. There are 6 issued U.S. patents, 3 foreign issued patents, and 1 U.S. pending application directed to other embodiments of our technology. Among the pending applications, there is one U.S. application and two allowed foreign applications that in time will proceed to issuance.

All technology to our business has been developed in-house and is protected with patents and patent applications in four major lineages. The first lineage dates from 2009 and provides protection potentially until 2030, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. This first lineage includes issued patents in the U.S., Europe, Japan, Canada, and Great Britain that are not limited to any particular drug, site of delivery, or patient condition, but specify features of the implant, delivery system, method, and polymers. The second lineage dates from 2015 and provides protection potentially until 2036, exclusive of possible patent term adjustments or extensions or other forms of exclusivity.

This second lineage includes issued patents with ENT-specific method claims directed to the specific drug, site of delivery (i.e., middle meatus), and patient condition, with allowed and issued cases in the U.S., Canada, Europe, China, and Japan along with numerous pending applications in the U.S., Europe, and Great Britain. The third lineage dates from 2017 with the prospect of patent protection potentially until 2038, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. This third lineage attempts to capture the products’ drug release features and patient results from a clinical trial. It includes allowed cases in Australia, Canada, the U.S., Singapore, Korea, and Great Britain, along with pending applications in the U.S., Canada, Europe, China, and Japan. The fourth lineage dates from 2021 and provides protection potentially until 2042, exclusive of possible patent term adjustments or extensions or other forms of exclusivity. The fourth lineage is directed to a higher drug load (7500 ug). The lineage stems from a patent application filed under the Patent Cooperation Treaty that entered the National Phase in September of 2023. There are allowed cases in the U.K. and Singapore. There are pending applications in this fourth lineage in the U.S., Canada, Australia, Great Britain, Europe, Korea, China, and Japan.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state, and local levels, and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import, and export of pharmaceutical products such as those we were developing. We will be required to navigate the various preclinical, clinical, and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The processes for obtaining regulatory approvals in the United States and other countries, as appropriate, along with subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations, require the expenditure of substantial time and resources.

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
•
payment of user fees; and
•
FDA review and approval of the NDA.

Prior to January 2026, we were developing LYR-210 using an innovative drug delivery technology comprised of a mesh scaffold, an elastomeric matrix, and a polymer-drug complex delivered through a narrow applicator. In the United States, products composed of components that would normally be regulated by different centers at the FDA are known as combination products. Typically, the FDA’s Office of Combination Products assigns a combination product to a specific Agency Center as the lead reviewer. The FDA determines which Center will lead a product’s review based upon the product’s primary mode of action. Depending on the type of combination product, its approval, clearance, or licensure may usually be obtained through the submission of a single marketing application. We anticipate that LYR-210 will be regulated as a drug, and the FDA will permit a single regulatory submission seeking approval. However, the FDA sometimes will require separate marketing applications for individual constituent parts of the combination product which may require additional time, effort, and information. Even when a single marketing application is required for a combination product, such as an NDA for a combination pharmaceutical and device product, both the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health may participate in the review. An applicant will also need to discuss with the Agency how to apply certain premarket requirements and post-marketing regulatory requirements, including conduct of clinical trials, AE reporting, and cGMPs, to their combination product.

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

Marketing Approval

If development were to resume following a strategic transaction, and assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of 10 months to review and act on a standard NDA and 6 months to review and act on a priority NDA, measured from the “filing” date for an NDA for a new molecular entity, or NME, or from the receipt date for an NDA for a non-NME product. Measuring from the “filing” date typically adds approximately two months to the timeline for review and decision because the FDA has sixty days from receipt to make a “filing” decision, as described below.

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

The Hatch-Waxman Amendments

Prior to the January 2026 suspension, our regulatory strategy was to pursue development of LYR-210 as a Section 505(b)(2) NDA. As an alternative path to FDA approval for modifications to formulations or uses of drugs previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This type of application permits reliance for such approvals on literature or on an FDA finding of safety, effectiveness, or both for an approved drug product. As such, under Section 505(b)(2), the FDA may rely, for approval of an NDA, on data not developed by the applicant. Therefore, if we can satisfy the conditions required for a Section 505(b)(2) NDA submission, it may eliminate the need for us to conduct some of the preclinical studies or clinical trials for the new product candidate that might otherwise have been required, although the review time is not shortened. The FDA may then approve the new product candidate for the new indication sought by the 505(b)(2) applicant.

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

Employees

As of December 31, 2025, we had 27 full-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Additionally, as of December 31, 2025, we had nine consultants.

Corporate Information

We were incorporated under the laws of the state of Delaware in November 2005 under the name WMR Biomedical, Inc. In July 2018, we changed our name to Lyra Therapeutics, Inc. Our principal executive offices are located at 480 Arsenal Way, Watertown, MA 02472 and our telephone number is (617) 420-8858. Our website address is www.lyratx.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

In May 2024, in connection with the Company’s announcement that we failed to meet the primary endpoint of our ENLIGHTEN 1 Phase 3 clinical trial, we announced our interest in potential strategic alternatives. At that time, we also announced a reduction in force of 87 employees and a plan to suspend further development of LYR-220, our second pipeline product candidate.

In January 2026, we announced that we engaged SSG Capital Advisors, LLC to assist with the Company’s evaluation of strategic alternatives. Such alternatives may include a merger, sale, divestiture of assets, licensing, or other strategic transaction. In addition, we reported that our Board approved a plan to suspend further development of LYR-210, the Company’s lead product candidate for the treatment of chronic rhinosinusitis, and to implement a cost reduction plan that included a workforce reduction impacting substantially all of the Company’s remaining employees, effective January 12, 2026, and other cost-saving actions to preserve capital.

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

Being delisted from the Nasdaq Stock Market LLC (“Nasdaq”) could harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

On March 13, 2026 Nasdaq notified us that it will commence procedures to delist us from The Nasdaq Capital Market. This occurred after we ceased our appeal efforts with respect to Nasdaq’s delisting determination, which culminated in a letter from the Nasdaq Hearings Advisor at The Nasdaq Stock Market LLC on March 13, 2026 confirming that we had withdrawn our appeal. Trading in our common stock was suspended at the open of trading on March 17, 2026. In connection with the suspension of trading, Nasdaq has indicated that it will file a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after all internal procedural periods have run.

Being delisted from Nasdaq could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. When our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

On August 20, 2025, we received a letter (the “Deficiency Letter”) from Nasdaq indicating that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the “Q2 Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2.5 million. As reported on our Q2 Form 10-Q, our stockholders’ equity as of June 30, 2025 was approximately $1.6 million. The Deficiency Letter had no immediate effect on the listing or trading of our common stock and the common stock continued to trade at that time on The Nasdaq Capital Market under the symbol “LYRA.”

In accordance with Nasdaq Listing Rule 5810(c)(2)(C), we were provided an initial period of 45 calendar days to submit a plan to regain compliance. Subsequent to the receipt of the Deficiency Letter, and prior to that deadline, we submitted a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1) to Nasdaq by December 31, 2025. On November 11, 2025 we received a letter from Nasdaq accepting our proposal to use December 31, 2025 as the deadline to regain compliance. On December 30, 2025 we submitted a letter to Nasdaq requesting a further compliance extension until January 30, 2026.

On February 2, 2026, we received a letter (the “Staff Determination Letter”) from the Listing Qualifications Department of Nasdaq notifying the Company that Nasdaq has determined to delist the Company's common stock from The Nasdaq Stock Market. In the Staff Determination Letter, Nasdaq stated that, pursuant to Listing Rule 5101, it believes the Company is a “public shell” and that the continued listing of its securities is no longer warranted. Nasdaq cited the Company's January 12, 2026 Form 8-K disclosure, in which the Company announced that its Board of Directors had approved a plan to suspend development of LYR-210, the Company’s lead product candidate, and a reduction in force that resulted in the termination of employment of nearly all of the Company’s employees including the conversion of both the Chief Executive Officer and Chief Financial Officer from employees to consultants. Based on these factors, in Nasdaq’s view the Company no longer has an operating business and may be subject to market abuses or other conduct detrimental to the interests of the investing public.

Additionally, Nasdaq cited as a separate basis for delisting the Company's failure to comply with the minimum $2,500,000 stockholders' equity requirement for continued listing set forth in Listing Rule 5550(b). Nasdaq had previously notified the Company on August 20, 2025, that it did not comply with this requirement and had granted the Company an extension until December 31, 2025, to regain compliance. The Company subsequently requested additional time until January 30, 2026, to complete a financing transaction; however, Nasdaq determined that the Company did not meet the terms of the extension and has no basis to grant additional time given that the Company has effectively laid off its entire staff and has no current operations.

We could be deemed to be a “shell company”, including after any future asset sales, and as such, we and our stockholders could be restricted in reliance on certain rules or forms.

Nasdaq indicated that it believes we are a “public shell” company. If we are deemed to be a “shell company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, including after any future asset sales, then, pursuant to Rule 144(i), holders of our securities may not rely on Rule 144 for the resale of our securities, which may adversely affect the liquidity and market price of our common stock.

In such case Rule 144 will not be available to our stockholders for the resale of their securities until we are no longer a shell company, have filed current “Form 10 information” with the Securities and Exchange Commission reflecting our status as an entity that is no longer a shell company, and have been subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act for a period of at least 12 months following the filing of such information.

In addition, if we are deemed a shell company, then for so long as we are, we will not be eligible to use Form S-3 for the registration of our securities. The unavailability of Rule 144 and Form S-3 may limit the ability of our stockholders to resell their securities and may impair our ability to raise capital on favorable terms, or at all.

These restrictions may adversely affect the liquidity of our common stock, result in a decline in the trading price of our securities, and make it more difficult for us to consummate a business combination or otherwise obtain additional financing.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future, and we may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our inception, including operating losses of approximately $31.0 million and $96.3 million for the years ended December 30, 2025 and 2024, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our pre-clinical development activities.

We expect to continue to incur significant additional operating losses for the foreseeable future and we may not achieve or maintain profitability in the future. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with CRS treatment product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. If development were to resume following a strategic transaction, our expenses will also increase substantially if in the future we:

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

We will require substantial funds to further develop, manufacture, obtain approval for, and commercialize our product candidates, including LYR-210, for which we completed two Phase 3 clinical trials, but suspended further development in January 2026. In May 2024 we suspended further development of LYR-220. We would also require substantial additional funds to further develop, obtain approval for, and commercialize, LYR-220.

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

Risks Related to Our Intellectual Property

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

As of December 31, 2025, we had net operating loss carryforwards, or NOLs, of $311.6 million for federal income tax purposes and $186.6 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal net operating loss carryforwards begin to expire at various dates through 2037, and our state net operating loss carryforwards begin to expire at various dates through 2045. As of December 31, 2025, we also had federal research and development credit carryforwards of $6.4 million, which begin to expire at various dates through 2044, and state research and development credit carryforwards of $2.0 million, which begin to expire at various dates through 2039. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, or IRC, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. The Company had performed an IRC 382 study in 2022 which resulted in identifying three separate ownership changes that occurred on March 31, 2006, January 17, 2020, and April 13, 2022. We performed an update assessment to our IRC 382 analysis in conjunction with the May 2023 financing noting no additional ownership change. Also, as a result of the IRC 382 study performed in 2022, we wrote off $125.8 million of state net operating losses and $2.8 million of state research and development credits. We updated our IRC 382 study in 2023 given the changes to the Massachusetts apportionment to single sales resulting in a reduced amount of $125.4 million. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

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

Holders

As of February 27, 2026, there were approximately 48 holders of record of our common stock. However, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners.

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

In the year ended December 31, 2025, we did not repurchase any of our equity securities or issue any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Use of Proceeds from Initial Public Offering of Common Stock

On May 5, 2020, we completed the sale of 80,500 shares of our common stock, including 10,500 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $800.00 per share. The offer and sale of the shares in our initial public offering, or IPO, was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-236962), which was declared effective by the Securities and Exchange Commission on April 30, 2020.

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

Overview

We have historically been a clinical-stage biotechnology company focused on the development and commercialization of innovative, anti-inflammatory therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. In January 2026, we announced the suspension of further development of LYR-210. We also announced a workforce reduction impacting 25 employees and other cost-saving actions to preserve capital. Maria Palasis, Ph.D., Chief Executive Officer, President and Chair of the Board, and Mr. Jason Cavalier, Chief Financial Officer and Treasurer, are each being retained as consultants to support the Company’s pursuit of strategic alternatives. The Company continues to evaluate potential strategic options to maximize shareholder value. There can be no assurance that the evaluation of strategic options will result in any transaction, or that any transaction, if pursued, will be completed on attractive terms, if at all. The Company has not set a timetable for the completion of this strategic review.

On March 13, 2026, The Nasdaq Stock Market, LLC (“Nasdaq”) indicated that it would delist us from The Nasdaq Capital Market. This occurred after we ceased our appeal efforts with respect to Nasdaq’s delisting determination, which culminated in a letter from the Nasdaq Hearings Advisor at The Nasdaq Stock Market LLC on March 13, 2026 confirming that we had withdrawn our appeal. Trading in our common stock was suspended at the open of trading on March 17, 2026. In connection with the suspension of trading, Nasdaq has indicated that it will file a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after all internal procedural periods have run. Prior to this, on February 2, 2026 Nasdaq had notified us that Nasdaq’s Listings Qualifications Staff made a delisting determination with respect to our common stock. In this letter, Nasdaq stated that, pursuant to Listing Rule 5101, it believes we are a “public shell” and that the continued listing of our securities was no longer warranted.

With respect to our historical development, in May 2024, we announced topline results from the Company’s Phase 3 ENLIGHTEN 1 trial evaluating LYR-210, a bioabsorbable nasal implant designed to be administered in a simple, in-office procedure and intended to deliver six months of continuous anti-inflammatory drug therapy to the sinonasal passages for the treatment of CRS. ENLIGHTEN 1 did not meet its primary endpoint of demonstrating statistically significant improvement compared to sham control in 3CS at 24 weeks in patients without nasal polyps. Following this announcement, we reported a reduction in force of approximately 75% of our workforce, impacting 87 employees, in addition to other cost-saving measures in order to preserve capital, including the stoppage of commercialization efforts for LYR-210 and pausing development efforts for LYR-220, which is substantially similar to LYR-210 and also directed at patients living with CRS, but employs a larger implant designed for patients whose nasal cavity is larger including those patients who have undergone ethmoid sinus surgery. The Company also paused the manufacturing of both LYR-210 and LYR-220.

On June 2, 2025, we reported positive results from the Phase 3 ENLIGHTEN 2 trial evaluating LYR-210 as a six-month treatment of CRS. ENLIGHTEN 2 met its primary endpoint of demonstrating statistically significant improvement compared to sham control in the composite score of the three cardinal symptoms (3CS) of CRS (nasal obstruction, nasal discharge, facial pain/pressure) at 24 weeks in patients without nasal polyps. The ENLIGHTEN 2 trial also met the key secondary endpoints of 3CS at 24 weeks in the full population (i.e., patients with and without nasal polyps) and in the clinically-validated SNOT-22 score at 24 weeks, with symptom improvement observed as early as week 4. Consistent with previous studies, LYR-210 was well-tolerated, with no product-related serious adverse events in the ENLIGHTEN 2 trial. An additional clinical trial that was confirmed as a requirement for submission of a New Drug Application (“NDA”) for LYR-210 for the treatment of CRS without nasal polyps, based on a September 2025 meeting with the U.S. Food and Drug Administration (“FDA”). Any resumption of development activities would require successful completion of a strategic transaction or obtaining significant additional funding, which may not be available.

Following the June 2, 2025 announcement, we raised approximately $5.0 million in gross proceeds by selling 423,372 shares of common stock (or pre-funded warrants in lieu thereof) in a registered direct offering and, in a concurrent private placement, warrants to purchase up to 846,744 shares of common stock, priced at-the-market under Nasdaq rules. The combined effective purchase price for each share of common stock (or pre-funded warrant in lieu thereof) and associated private placement warrant is $11.81. The private placement warrants have an exercise price of $11.56 per share of common stock, will be immediately exercisable and will expire twenty-four months following the effective date of the resale registration statement registering the shares of common stock issuable upon exercise of private placement warrants from investors pursuant to a registered direct offering (the “June 2025 Financing”).

Our operations to date were limited to organizing and staffing our Company, business planning, raising capital, developing our technology, building our intellectual property portfolio and conducting research and development activities, including clinical manufacturing for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales.

From inception through December 31, 2025, we have raised an aggregate of $429.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from the private placement of common stock in April 2022 (the “April 2022 Financing”), $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Controlled Equity Offering Agreement (the “Original Sales Agreement”) dated September 1, 2023, $4.3 million were net proceeds from our June 2025 Financing, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants. Further, we currently have an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”). On March 25, 2026, we filed post-effective amendments to our active S-3 and S-8 registration statements to terminate the offerings contemplated thereby and to remove all unused registered shares.

We have incurred recurring net operating losses every year since inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses inception to date were $433.7 million at December 31, 2025. As of December 31, 2025, we had approximately $15.9 million of cash and cash equivalents. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the date these consolidated financial statements are issued.

Based on our current operating plan, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. Excluding the cost of the third Phase 3 trial, which would require additional funding to be advanced, management believes that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2026. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our product candidates and any future product candidates and technology, and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research, development and manufacturing of our product candidates.

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

Nasdaq Listing

On March 13, 2026 Nasdaq indicated that it would delist us from The Nasdaq Capital Market. This occurred after we ceased our appeal efforts with respect to Nasdaq’s delisting determination, which culminated in a letter from the Nasdaq Hearings Advisor at The Nasdaq Stock Market LLC on March 13, 2026 confirming that we had withdrawn our appeal. Trading in our common stock was suspended at the open of trading on March 17, 2026. In connection with the suspension of trading, Nasdaq has indicated that it will file a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after all internal procedural periods have run.

On February 2, 2026, we received a letter (the “Staff Determination Letter”) from the Listing Qualifications Department of Nasdaq notifying the Company that Nasdaq has determined to delist our common stock from The Nasdaq Stock Market. In the Staff Determination Letter, Nasdaq stated that, pursuant to Listing Rule 5101, it believes the Company is a “public shell” and that the continued listing of our securities is no longer warranted. Nasdaq cited our January 12, 2026 Form 8-K disclosure, in which we announced that our Board of Directors had approved a plan to suspend development of LYR-210, our lead product candidate, and a reduction in force that resulted in the termination of employment of nearly all of our employees including the conversion of both the Chief Executive Officer and Chief Financial Officer from employees to consultants. Based on these factors, in Nasdaq’s view we no longer have an operating business and may be subject to market abuses or other conduct detrimental to the interests of the investing public.

Additionally, Nasdaq cited as a separate basis for delisting our failure to comply with the minimum $2,500,000 stockholders' equity requirement for continued listing set forth in Listing Rule 5550(b). Nasdaq had previously notified us on August 20, 2025, as described below, that we did not comply with this requirement and had granted us an extension until December 31, 2025, to regain compliance. We subsequently requested additional time until January 30, 2026, to complete a financing transaction; however, Nasdaq determined that we did not meet the terms of the extension and have no basis to grant additional time given that we effectively laid off our entire staff and have no current operations.

Prior to this, during 2025, in an effort to regain compliance with the Minimum Bid Price Requirement, on March 13, 2025, our board of directors (the “Board”) approved a discretionary reverse stock split of our common stock in the range of 1-for‑10 shares and 1‑for-50 shares (the “Reverse Stock Split”), subject to stockholder approval at our annual meeting of stockholders held on May 14, 2025 (the “Annual Meeting”). At the Annual Meeting, the stockholders approved the Reverse Stock Split. Following the Annual Meeting, the Board fixed the ratio of the Reverse Stock Split at 1-for-50 shares. On May 27, 2025, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended with the Secretary of State of the State of Delaware to effect a 1-for-50 reverse stock split of the Company’s common stock, par value $0.001 per share (the “common stock”), effective May 27, 2025 at 5:00 p.m., Eastern Time.

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

All references to common stock, equity-based common stock awards and all share and per share data contained in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. As of December 31, 2025 we have recognized $5.1 million of collaboration revenue from our LianBio License Agreement.

If development were to resume following a strategic transaction, and if our development efforts for our product candidates are successful and result in regulatory approval and successful commercialization efforts, or additional collaboration agreements, we may generate revenue in the future from product sales, payments from additional collaboration or license agreements that we may enter into with third parties, or any combination thereof. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

Regarding our collaboration agreement with LianBio, we cannot provide assurance as to the timing of future milestones or royalty payments from LianBio or that we will receive any of these payments at all, especially in view of LianBio’s wind down activities.

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

We will recognize the revenue associated with the license to develop and commercialize LYR-210, manufacturing activities related to the clinical supply of LYR-210, and the non-exclusive license to manufacture LYR-210 and obligation to transfer manufacturing technology in the case of a supply failure combined performance obligation as the clinical supply of LYR-210 is delivered. We recognize revenue associated with the development activities related to the global Phase 3 clinical trial performance obligation as the development activities are performed using an input method, according to the costs incurred as to the development activities related to the global Phase 3 clinical trial and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on our consolidated balance sheets and will be recognized as the clinical supply of LYR-210 is delivered and over the remaining time it takes to conduct the global Phase 3 clinical trial, respectively.

In October 2023, LianBio announced that its board of directors commenced a comprehensive strategic review of its business. The LianBio Board ultimately concluded that selling off assets and winding down operations was the best way to realize maximum shareholder value. LianBio reported that a substantial portion of the wind down activities, including fulfillment of transition service obligations under its existing agreements and gradual cessation of currently active clinical trials, will be completed by the end of 2024. As announced in February 2024, LianBio further reduced the size of its workforce to approximately 50 employees and further reduced that number over the course of 2024. LianBio stated it will maintain a core group of employees necessary to implement an orderly wind down and support its efforts to maximize the value of its remaining business and assets including the collaboration with the Company. Due to these developments, the future of the Company’s collaboration with LianBio is uncertain as LianBio continues its wind down, while seeking a third party to acquire LianBio’s rights under the LianBio License Agreement. In November 2024, we entered into a novation agreement which substituted LianBio Cayman for LianBio HK.

Operating Expenses

Our operating expenses since inception through the year ended December 31, 2025 have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses

During fiscal year ended December 31, 2025, research and development expenses consist primarily of costs incurred for our research activities, including the development of and pursuit of regulatory approval of our most advanced product candidate, LYR-210, for the treatment of CRS, which include:

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

Our research and development expenses consisted primarily of costs such as employee compensation, consulting fees, fees paid to CMOs and CRO expenses in connection with our clinical development activities, which have been suspended.

We typically use our employee and infrastructure resources across our development programs and we do not allocate personnel costs and other internal costs to specific product candidates or development programs with the exception of the costs to manufacture our product candidates.

We expect that our research and development expenses will decrease for the foreseeable future as a result of the recent restructuring actions. If development were to resume following a strategic transaction, the successful development of LYR-210, and other potential future product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of these product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of preclinical studies, clinical trials, and development of our product candidates will depend on a variety of factors, including:

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and short-term investments and in the year ended December 31, 2025, interest received with payroll tax refunds from the COVID-19 Employee Retention Credit in the second quarter of 2025.

Other Income

For the year ended December 31, 2025, other income primarily consists of payroll tax refunds received by the Company in the second quarter of 2025 from the COVID-19 Employee Retention Credit.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,		Dollar
	2025	2024	Change
Collaboration revenue	$398	$1,534	$(1,136)

Operating expenses:
Research and development	18,411	43,766	(25,355)
General and administrative	11,540	18,501	(6,961)
Impairment of property and equipment	—	1,883	(1,883)
Impairment of right-of-use assets	—	22,836	(22,836)
Restructuring and other related charges	1,469	10,896	(9,427)
Total operating expenses	31,420	97,882	(66,462)
Loss from operations	(31,022)	(96,348)	65,326
Other income:
Interest income	1,133	2,952	(1,819)
Other income	981	—	981
Total other income	2,114	2,952	(838)
Loss before income tax expense	(28,908)	(93,396)	64,488
Income tax expense	(11)	(39)	28
Net loss	$(28,919)	$(93,435)	$64,516

Collaboration Revenue

The decrease in collaboration revenue was a result of a decrease in revenue recognized under the LianBio License Agreement, which we entered into on May 31, 2021.

Research and Development Expenses

Research and development expense decreased by $25.4 million to $18.4. million for the year ended December 31, 2025 from $43.8 million for the year ended December 31, 2024.

The decrease in research and development expenses for the year ended December 31, 2025 was primarily attributable to decreased clinical costs of $12.3 million as we completed both the ENLIGHTEN 1 and ENLIGHTEN 2 trials for LYR-210, a decrease in employee related costs of $6.8 million primarily driven by the effect of a reduction in force that commenced in May 2024, a $2.6 million decrease in allocated and support costs and depreciation for activities shared between the general & administrative and research & development functions within the organization and driven by headcount allocation, a decrease of $2.5 million in product development and manufacturing costs, and a decrease of $1.2 million in professional and consulting fees.

General and Administrative Expenses

General and administrative expense decreased by $7.0 million to $11.5 million for the year ended December 31, 2025 from $18.5 million for the year ended December 31, 2024.

The decrease in general and administrative expenses for the year ended December 31, 2025 was attributable to a $5.5 million decrease in employee related costs primarily due to the May 2024 RIF, a $1.4 million decrease in costs for professional and consulting fees as we scaled back activities subsequent to announcing in May 2024 that the ENLIGHTEN 1 trial did not meet its primary endpoint and a $0.2 million decrease in allocated and support costs and depreciation for activities shared between the general & administrative and research & development functions within the organization and driven by headcount allocation, partially offset by an increase in public company costs of $0.1 million.

Impairment & Restructuring and Other Related Charges

We incurred no impairment costs related to our property and equipment and right-of-use assets for the year ended December 31, 2025.

We incurred impairment costs related to property and equipment of $1.9 million for the year ended December 31, 2024. During the second quarter of 2024 and as a result of our Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, we performed a recoverability test for property and equipment and concluded that the undiscounted cash flows associated with our property and equipment was less than its carrying value. We then compared the fair value of the property and equipment to the carrying value and recorded an impairment charge in the amount of $1.9 million which is included as an impairment of property and equipment in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

We incurred no impairment costs related to our right-of-use assets for the year ended December 31, 2025 as compared to $22.8 million for the year ended December 31, 2024. In connection with our Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, in May 2024, we engaged a commercial real estate broker to market the Company’s three leased properties for sublease arrangements. Based upon these impairment indicators, we performed a recoverability test over our right-of-use assets in 2024 and concluded that the right-of-use assets were impaired. As a result, we recorded an impairment charge in the amount of $22.8 million, which is included as an impairment of right-of-use assets in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. As of December 31, 2025, we have not sublet any of our leased properties.

We incurred a total restructuring charge in the amount of $1.5 million primarily related to severance and retention costs for the year ended December 31, 2025 compared to charges of $10.9 million for the year ended December 31, 2024. In connection with our ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, our Board of Directors approved a reduction in our workforce, impacting 87 employees, which occurred during May and June 2024. We incurred costs related to employee termination benefits and other costs associated with the restructuring mainly during the second quarter of 2024. These amounts are recorded as restructuring and other related charges within our consolidated statements of operations and comprehensive loss as they are incurred. For the year ended December 31, 2025, restructuring and other related charges consisted of $1.2 million of severance costs and $0.3 million of retention costs.

Interest Income

Interest income decreased by $1.9 million to $1.1 million for the year ended December 31, 2025 from $3.0 million for the year ended December 31, 2024. Interest income for both periods was primarily attributable to interest earned on the Company’s cash equivalents and in 2024, short-term investments, and also included $0.1 million of interest income received with payroll tax refunds from the COVID-19 Employee Retention Credit in the year ended December 31, 2025. The decrease in interest income was largely due to the net decrease in the combined balance of short-term investments and cash equivalents for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Other Income

Other income was $1.0 million for the year ended December 31, 2025, compared to none for the year ended December 31, 2024. Other income primarily consisted of payroll tax refunds received by the Company in the year ended December 31, 2025 from the COVID-19 Employee Retention Credit.

Income Tax Expense

During the year ended December 31, 2025 we recorded an income tax expense of $11,000 related to investment income, which was related to our cash equivalents held by our Massachusetts Securities Corporation. During the year ended December 31, 2024, we recorded an income tax expense of $39,000 related to our cash equivalents and short-term investments held by the Massachusetts Securities Corporation. The decrease in income tax expense was primarily attributable to the balance held within our combined cash equivalents and short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

From inception through December 31, 2025 we have raised an aggregate of $429.8 million to fund our operations, of which $162.1 million were gross proceeds from sales of our redeemable convertible preferred stock, $96.3 million were net proceeds from our April 2022 Financing (defined below), $46.5 million were net proceeds from our May 2023 Financing, $57.3 million were net proceeds from our initial public offering, $23.9 million were net proceeds related to our Original Sales Agreement dated September 1, 2023, $4.3 million were net proceeds from our June 2025 Financing, $16.8 million were gross proceeds from government contracts, $17.0 million were gross proceeds from the LianBio License Agreement, and $3.8 million were gross proceeds from the exercise of common stock warrants.

On March 13, 2026, Nasdaq notified us that it will commence procedures to delist us from The Nasdaq Capital Market. This occurred after we ceased our appeal efforts with respect to Nasdaq’s delisting determination, which culminated in a letter from the Nasdaq Hearings Advisor at The Nasdaq Stock Market LLC on March 13, 2026 confirming that we had withdrawn our appeal. Trading in our common stock was suspended at the open of trading on March 17, 2026. In connection with the suspension of trading, Nasdaq has indicated that it will file a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after all internal procedural periods have run.

The following table provides information regarding our total cash and cash equivalents at December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$15,893	$40,577
Total	$15,893	$40,577

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

On April 13, 2022, we announced the closing of the private placement of common stock (or, in lieu thereof, pre-funded warrants to purchase common stock), resulting in gross proceeds of approximately $100.5 million (“April 2022 Financing”). We received approximately $96.3 million in net proceeds after deducting estimated offering costs of $4.2 million. Pursuant to the securities purchase agreement, (i) certain investors purchased an aggregate of 376,303 shares of common stock at $211.00 per share for gross proceeds to the Company of $79.4 million and (ii) certain investors purchased pre-funded warrants to purchase an aggregate of 100,000 shares of common stock, with the exercise price of $0.001 per share for gross proceeds of $21.1 million to the Company. The warrants are exercisable on and after April 13, 2022 and expire on April 12, 2027.

On May 25, 2023, we entered into a Securities Purchase Agreement (the "Purchase Agreement"), with the purchasers named therein (the "Investors"), pursuant to which the Company agreed to sell securities to the Investors in a private placement (the "Private Placement"). The Purchase Agreement provided for the sale and issuance by the Company of: (i) an aggregate of 353,059 shares (the "Shares") of the Company's common stock, par value $0.001 per share (the "Common Stock"), and pre-funded warrants to purchase up to 48,163 shares of Common Stock (the "2023 Pre-Funded Warrants"), with an exercise price of $0.001 per share, and (ii) accompanying warrants to purchase up to 24,081 shares of Common Stock (the

"Purchase Warrants"), with an exercise price of $133.65 per share, for aggregate gross proceeds of approximately $50.0 million, before deducting private placement expenses. Each Share (or Pre-Funded Warrant to purchase one share) was issued with an accompanying Purchase Warrant to purchase one-half of one share, and the combined effective purchase price per share (or Pre-Funded Warrant to purchase one share) and accompanying Purchase Warrant to purchase one-half of one share was $125.625 (less the exercise price of the Pre-Funded Warrant, if applicable). Each Pre-Funded Warrant was exercisable immediately and will expire on May 31, 2028. Each Purchase Warrant will be exercisable at any time on or after November 30, 2023 and will expire on November 30, 2028.

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

On October 2, 2023, we sold an aggregate of 60,351 shares of common stock under the Sales Agreement, at a weighted average price of $185.50 per share, which generated net proceeds of $10.9 million. On November 15, 2023, the Company sold an aggregate of 60,000 shares of common stock under the Sales Agreement, at a weighted average price of $144.00 per share, which generated net proceeds of $8.2 million. On February 12, 2024, the Company sold an aggregate of 20,833 shares of common stock under the Sales Agreement, at a weighted average price of $240.00 per share, which generated net proceeds of $4.8 million.

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

On June 26, 2025, we entered into a securities purchase agreement (the “2025 Purchase Agreement”) with certain accredited and institutional investors (“June 2025 Financing”). The 2025 Purchase Agreement provided for the sale and issuance by the Company of an aggregate of: (i) 273,012 shares (the “Shares”) of our common stock, $0.001 par value, (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 150,360 shares of common stock, and (iii) private placement warrants (the “2025 Purchase Warrants”) to purchase up to 846,744 shares of common stock.

Under the June 2025 Financing we received an aggregate of $5.0 million in gross proceeds, or $4.3 million after deducting issuance costs. We have allocated the net proceeds among the common stock, the 2025 Purchase Warrants and the 2025 Pre-Funded Warrants using the relative fair value method for each of the above transactions. We have allocated $1.4 million to the shares of common stock, $0.8 million to the 2025 Pre-Funded Warrants and $2.1 million to the 2025 Purchase Warrants.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(28,859)	$(70,011)
Net cash (used in) provided by investing activities	(98)	80,305
Net cash provided by financing activities	4,273	8,531
Net (decrease) increase in cash, cash equivalents and restricted cash	$(24,684)	$18,825

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $28.9 million for the year ended December 31, 2025, primarily resulting from our net loss of $28.9 million, with non-cash adjustments of $2.8 million negated by cash used from changes in our operating assets and liabilities of $2.8 million. Our net loss was primarily attributed to research and development activities, general and administrative expenses, and restructuring charges recorded in the current period. Net cash used for our operating assets and liabilities of $2.8 million during the year ended December 31, 2025 primarily consisted of decreases in right-of-use lease liabilities of $4.1 million, decreases in accounts payable, accrued expenses and other current liabilities of $2.3 million, a decrease in restructuring liability of $1.1 million, and a decrease in deferred revenue of $0.4 million, partially offset by decreases in operating lease right-of-use assets of $3.1 million and prepaid expenses and other current assets of $2.0 million. Our non-cash charges during the year ended December 31, 2025 primarily consisted of $2.3 million of share-based compensation expense and $0.5 million of depreciation expense. Increases and decreases in operating assets and liabilities were affected by the timing of payments.

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

Net Cash Provided by and Used in Investing Activities

Net cash used in investing activities was $0.1 million for the year ended December 31, 2025 compared to net cash provided by investing activities of $80.3 million for the year ended December 31, 2024. The increase in net cash provided by and the decrease in net cash used in investing activities was attributable to changes in the net purchases and sales of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.3 million for the year ended December 31, 2025 compared to $8.5 million for the year ended December 31, 2024. The decrease in cash provided by financing activities of $4.2 million was primarily attributable to the change in net proceeds from our equity financings. See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion of the Company's equity financings.

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

In January 2026, we announced the suspension of further development of LYR-210 for the treatment of CRS. We also announced a workforce reduction impacting substantially all our remaining employees and other cost-saving actions to preserve capital. Our decision to suspend development is part of our broader effort to preserve capital while evaluating and exploring strategic alternatives. As part of this effort, we engaged SSG Capital Advisors, LLC, to assist with the exploration of strategic alternatives.

We expect to continue to incur expenses in connection with our pursuit of strategic alternatives as well as our winding down activities, including consulting costs and public company costs.

Opportunities for strategic alternatives may involve or may be pursued through legal proceedings including bankruptcy or liquidation and dissolution proceedings, and such proceedings may also be necessary or appropriate in the absence of any superior strategic alternatives.

We currently have no intention of resuming research and development activities. Any future resumption of research and development activities would depend on completing a strategic transaction that would support our prior operating plans or otherwise obtaining significant additional funding. Significant additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions.

As noted above, on January 12, 2026, we announced that we were ceasing operations and beginning preparations for a wind-down of the Company while continuing to evaluate strategic alternatives. Subsequent to year-end, we also undertook additional actions to reduce our operating footprint and preserve liquidity, including efforts to negotiate the termination, buy-out, surrender or other resolution of certain lease obligations. These developments did not result in recognized adjustments to our December 31, 2025 financial statements, but they represent material known events and uncertainties that are reasonably likely to affect our future liquidity, cash requirements and results of operations, including through potential future impairment charges and cash settlement obligations.

To the extent that we are able to raise additional capital through the public or private sale of equity or convertible debt securities, which we believe is unlikely, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. Debt financing and preferred equity financing, if available, would create fixed payment obligations and may involve agreements that include covenants limiting or restricting our operations and ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or other operating restrictions that could adversely impact our ability to conduct business.

Based on our current cash forecast, we anticipate that our cash and cash equivalents balance is sufficient to fund our operating expenses into the third quarter of 2026. However, we have based this estimate on assumptions that may prove to be wrong. If, for any reason, our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated we may be required to revise our cash forecast. As a result, our business, financial condition, and results of operations could be materially adversely affected.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for non-accelerated filers.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

a) None

b) During the fiscal quarter ended December 31, 2025, none of our directors or "officers" (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item shall be set forth in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item shall be set forth in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

The information required by this item shall be set forth in an amendment to this Annual Report on Form 10-K.

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

Fee Category	2025	2024
Audit Fees(1)	$376,750	$484,250
Total Fees	$376,750	$484,250

________

(1)
For 2025 and 2024, audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this report:
(1)
Financial Statements.

The following documents are included on pages F-1 through F-34 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

(3)
List of Exhibits.

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Certificate of Incorporation of Lyra Therapeutics, Inc., dated May 5, 2020 and the Certificate of Amendment to the Restated Certificate of Incorporation of Lyra Therapeutics, Inc., dated June 13, 2024	8-K	3.1	June 18, 2024	001-39273

3.2	Amended and Restated Bylaws of the Registrant	8-K	3.1	December 18, 2023	001-39273

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Lyra Therapeutics, Inc. dated May 27, 2025	8-K	3.1	June 2, 2025	001-39273

4.1	Ninth Amended and Restated Investor Rights Agreement, dated as of April 7, 2022, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	4.1	April 13, 2022	001-39273

4.2	Amendment No. 1 to Ninth Amended and Restated Investor Rights Agreement, dated as of May 25, 2023, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	4.1	May 31, 2023	001-39273

4.3	Form of Pre-Funded Warrant, together with a schedule of Pre-Funded Warrants, each dated as of May 31, 2023, issued by Lyra Therapeutics, Inc. to the Investors set forth on such schedule	8-K	4.2	May 31, 2023	001-39273

4.4	Form of Purchase Warrant, together with a schedule of Purchase Warrants, each dated as of May 31, 2023,	8-K	4.3	May 31, 2023	001-39273

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	issued by Lyra Therapeutics, Inc. to the Investors set forth on such schedule

4.5	Specimen Stock Certificate evidencing the shares of Common Stock of the Registrant	S-1/A	4.2	April 27, 2020	333-236962

4.6	Form of Warrants to Purchase Common Stock, dated various dates, issued by the Registrant to various investors, together with a schedule of warrants and warrantholders	S-1/A	4.3	April 27, 2020	333-236962

4.7	Form of Common Stock Purchase Warrant, together with a schedule of Warrants, each dated April 12, 2022, issued by Lyra Therapeutics, Inc. to the Investors set forth on such schedule	8-K	4.2	April 13, 2022	001-39273

4.8	Description of Securities	10-K	4.8	March 13, 2025	001-39723

4.9	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	June 27, 2025	001-39723

4.10	Form of Private Warrant	8-K	4.2	June 27, 2025	001-39723

10.1#	2005 Equity Incentive Plan, as amended, and form of agreements thereunder	S-1	10.1	March 6, 2020	333-236962

10.2#	2016 Equity Incentive Plan, as amended, and form of agreements thereunder	S-1	10.2	March 6, 2020	333-236962

10.3#	2020 Incentive Award Plan and form of agreements thereunder	S-1/A	10.3	April 27, 2020	333-236962

10.4#	Lyra Therapeutics, Inc. 2022 Inducement Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Harlan Waksal, M.D. on February 16, 2022	8-K	10.4	February 18, 2022	001-39273

10.4.1#	Lyra Therapeutics, Inc. 2020 Incentive Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Maria Palasis, Ph.D. on February 16, 2022	8-K	10.3	February 18, 2022	001-39273

10.4.2#	Lyra Therapeutics, Inc. 2022 Employment Inducement Award Plan as Amended and Restated, Effective December 9, 2022	10-K	10.4.6	March 29, 2023	001-39273

10.4.3#	Amendment No. 1 to Lyra Therapeutics, Inc. 2022 Employment Inducement Award Plan, as Amended and Restated Effective December 12, 2022	10-Q	10.1	November 7, 2023	001-39273

10.4.4#	Lyra Therapeutics, Inc. 2020 Incentive Award Plan Performance Based Restricted Stock Unit Grant Notice and Performance Based Restricted Stock Unit Agreement issued to Harlan Waksal, M.D. on March 21, 2024	10-Q	10.1	April 30, 2024	001-39273

10.4.5#	Lyra Therapeutics, Inc. 2020 Incentive Award Plan Performance Stock Option Grant Notice and Performance Stock Option Agreement issued to Maria Palasis, Ph.D. on March 21, 2024	10-Q	10.2	April 30, 2024	001-39273

10.5#	Non-Employee Director Compensation Program	S-1/A	10.4	April 27, 2020	333-236962

10.6#	2020 Employee Stock Purchase Plan	S-1/A	10.5	April 27, 2020	333-236962

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.7#	Form of Indemnification Agreement for directors and officers of the Registrant	S-1/A	10.6	April 27, 2020	333-236962

10.8	Lease Agreement between the Registrant and ARE-480 Arsenal St, LLC, dated August 14, 2007, as amended	S-1	10.7	March 6, 2020	333-236962

10.9#	Employment Agreement between the Registrant and Maria Palasis, Ph.D., dated as of April 27, 2020	S-1/A	10.8	April 27, 2020	333-236962

10.10+	License and Collaboration Agreement dated May 31, 2021, by and between the Registrant and LianBio Inflammatory Limited and LianBio.	10-Q	10.1	August 9, 2021	001-39273

10.11+	First Amendment to License and Collaboration Agreement, dated September 26, 2022, between Registrant and LianBio Inflammatory Limited and LianBio	10-Q	10.1	November 8, 2022	001-39273

10.12#	Employment Agreement between the Registrant and Jason Cavalier dated as of September 13, 2021	10-Q	10.2	November 9, 2021	001-39273

10.13#	First Amendment to the Employment Agreement between the Registrant and Maria Palasis, Ph.D. dated as of February 16, 2022	8-K	10.1	February 18, 2022	001-39273

10.14#	Employment Agreement between the Registrant and Harlan Waksal, M.D. dated as of February 16, 2022	8-K	10.2	February 18, 2022	001-39273

10.15#	Employment Agreement by and between the Registrant and Richard Nieman, M.D. dated as of June 30, 2022	10-Q	10.3	August 9, 2022	001-39273

10.16	Securities Purchase Agreement, dated as of April 7, 2022, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.1	April 13, 2022	001-39273

10.17	Registration Rights Agreement, dated as of April 7, 2022, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.2	April 13, 2022	001-39273

10.18	Sixth Amendment to Lease, dated November 14, 2022, by and between Lyra Therapeutics, Inc. and ARE-480 Arsenal Street, LLC	8-K	10.1	November 16, 2022	001-39273

10.19	Seventh Amendment to Lease, dated July 12, 2023, by and between Lyra Therapeutics, Inc. and ARE-480 Arsenal Street, LLC	8-K	10.1	July 14, 2023	001-39273

10.20	Lease Agreement, dated May 31, 2022, between the Registrant, as the tenant, and BXP Waltham Woods LLC, as the landlord	10-Q	4.2	August 9, 2022	001-39273

10.21	First Amendment to Lease Agreement, dated July 20, 2022, between Registrant, as the tenant, and BXP Waltham Woods LLC, as the landlord	10-Q	4.3	August 9, 2022	001-39273

10.22	Second Amendment to Lease Agreement (Notice and Acknowledgement thereof), dated March 3, 2023, between Registrant, as the tenant, and BXP Waltham woods LLC, as the landlord	10-K	10.24	March 29, 2023	001-39273

10.23	Sublease dated as of December 21, 2023, by and between RVAC Medicines (US), Inc. and Lyra Therapeutics, Inc.	10-K	10.24	March 22, 2024	001-39273

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.24#	Amendment No. 1 to Lyra Therapeutics, Inc. 2022 Employee Inducement Award Plan, as Amended and Restated Effective December 12, 2022.	10-Q	10.1	November 7, 2023	001-39273

10.25	Securities Purchase Agreement, dated as of May 25, 2023, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.1	May 31, 2023	001-39273

10.26	Registration Rights Agreement, dated as of May 25, 2023, by and among Lyra Therapeutics, Inc. and the Investors named therein	8-K	10.2	May 31, 2023	001-39273

10.27	Novation Agreement, dated as of November 15, 2024, by and among Lyra Therapeutics, Inc., LianBio, an exempted company organized under the laws of the Cayman Islands, and LianBio Development (HK) Limited (as successor-in-interest to LianBio Inflammatory Limited), a private company limited by shares organized under the laws of Hong Kong	10-K	10.28	March 13, 2025	001-39273

10.28	Securities Purchase Agreement dated as of June 26, 2025, by and among Lyra Therapeutics, Inc. and the Purchasers named therein	10-Q	10.1	August 12, 2025	001-39273

10.29#	First Amendment to the Employment Agreement between Lyra Therapeutics, Inc. and Harlan Waksal	10-Q	10.2	August 12, 2025	001-39273

10.30#	First Amendment to the Employment Agreement between Lyra Therapeutics, Inc. and Jason Cavalier	10-Q	10.3	August 12, 2025	001-39273

10.31#	Second Amendment to the Employment Agreement between Lyra Therapeutics, Inc. and Maria Palasis	10-Q	10.4	August 12, 2025	001-39273

19.1	Insider Trading Compliance Policy	10-K	19.1	March 13, 2025	001-39273

21.1	Subsidiaries of the Registrant	S-1	21.1	March 6, 2020	333-236962

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1#	Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	March 22, 2024	001-39273

101.INS	Inline XBRL Instance Document – this instance document appear in the Interactive Data File because its

Exhibit Number	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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

LYRA THERAPEUTICS, INC.

Date: March 31, 2026	By:	/s/ Maria Palasis, Ph.D.
Maria Palasis, Ph.D.
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Palasis, Ph.D. Maria Palasis, Ph.D.	Director and Principal executive officer	March 31, 2026

/s/ Jason Cavalier Jason Cavalier	Principal financial and accounting officer	March 31, 2026

/s/ C. Ann Merrifield C. Ann Merrifield	Director	March 31, 2026

/s/ W. Bradford Smith W. Bradford Smith	Director	March 31, 2026

/s/ Nancy Snyderman, M.D., FACS Nancy Snyderman, M.D., FACS	Director	March 31, 2026

/s/ James R. Tobin James R. Tobin	Director	March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Lyra Therapeutics, Inc.

Watertown, MA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lyra Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Operating Lease Right-of-Use Assets Impairment Assessment

As described in Notes 2 and 7 to the Company’s consolidated financial statements, the Company continually evaluates long-lived assets, including the operating lease right-of-use assets, for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceeds the fair value. The Company’s operating lease right-of-use assets totaled approximately $16.8 million as of December 31, 2025.

We identified management’s assessment of the fair value of the operating lease right-of-use assets as a critical audit matter. The principal consideration for our determination was that auditing the estimation of fair value, specifically estimated future market rents, was especially challenging due to the nature and extent of audit effort required to address this matter, including the specialized knowledge and skills needed.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of the undiscounted cash flow model by (i) obtaining and inspecting contradictory evidence, and (ii) using alternative assumptions and comparing to the carrying values of the operating lease right-of-use assets.
•
Utilizing personnel with specialized knowledge and skills in real estate valuation to assist in evaluating the reasonableness of estimated future market rents by comparing to independent market data.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2013.

Boston, Massachusetts

March 31, 2026

LYRA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$15,893	$40,577
Prepaid expenses and other current assets	379	2,448
Total current assets	16,272	43,025
Property and equipment, net	1,051	1,404
Operating lease right-of-use assets	16,792	19,924
Restricted cash	1,993	1,993
Total assets	$36,108	$66,346
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$663	$1,179
Restructuring liability	3,266	4,347
Accrued expenses and other current liabilities	775	2,586
Operating lease liabilities	4,818	4,121
Deferred revenue	-	398
Total current liabilities	9,522	12,631
Operating lease liabilities, net of current portion	25,441	30,259
Deferred revenue, net of current portion	11,862	11,862
Total liabilities	46,825	54,752
Commitments and contingencies (Note 17)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2025 and December 31, 2024; 1,774,882 and 1,310,308 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2	1
Additional paid-in capital	422,990	416,383
Accumulated deficit	(433,709)	(404,790)
Total stockholders’ (deficit) equity	(10,717)	11,594
Total liabilities and stockholders’ (deficit) equity	$36,108	$66,346

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Collaboration revenue	$398	$1,534

Operating expenses:
Research and development	18,411	43,766
General and administrative	11,540	18,501
Impairment of property and equipment	—	1,883
Impairment of right-of-use assets	—	22,836
Restructuring and other related charges	1,469	10,896
Total operating expenses	31,420	97,882
Loss from operations	(31,022)	(96,348)
Other income:
Interest income	1,133	2,952
Other income	981	—
Total other income	2,114	2,952
Loss before income tax expense	(28,908)	(93,396)
Income tax expense	(11)	(39)
Net loss	(28,919)	(93,435)
Other comprehensive loss:
Unrealized holding income (loss) on short-term investments, net of tax	—	(33)
Comprehensive loss	$(28,919)	$(93,468)
Net loss per share attributable to common stockholders— basic and diluted	$(18.62)	$(71.75)
Weighted-average common shares outstanding— basic and diluted	1,553,473	1,302,277

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional	Accumulated Other Comprehensive		Total
	Shares	Amount	Paid-In Capital	Income, net of tax	Accumulated Deficit	Stockholders' (Deficit) Equity
Balance at December 31, 2023	1,144,291	$1	$400,741	$33	$(311,355)	$89,420
Exercise of common stock options	21	—	3	—	—	3
Issuance of common stock and pre-funded warrants	114,927	—	10	—	—	10
Shares issued under ATM, net of issuance costs of $150	20,833	—	4,850	—	—	4,850
Issuance of common stock under ESPP	20	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	28,485	—	3,808	—	—	3,808
Issuance of common stock upon RSU vesting	1,731	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(33)	—	(33)
Stock-based compensation	—	—	6,971	—	—	6,971
Net loss	—	—	—	—	(93,435)	(93,435)
Balance at December 31, 2024	1,310,308	1	416,383	—	(404,790)	11,594
Decrease in common stock for rounding down of fractional shares to reflect the 1-for -50 reverse stock split	(48)	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs	273,012	1	4,272	—	—	4,273
Issuance of common stock upon exercise of pre-funded warrants	150,360	—	—	—	—	—
Issuance of common stock upon RSU vesting	41,250	—	—	—	—	—
Stock-based compensation	—	—	2,335	—	—	2,335
Net loss	—	—	—	—	(28,919)	(28,919)
Balance at December 31, 2025	1,774,882	$2	$422,990	$—	$(433,709)	$(10,717)

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,919)	$(93,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,335	6,716
Depreciation expense	459	471
Impairment of property and equipment	—	1,883
Write-off of deferred financing costs	—	140
Impairment of right-of-use assets	—	22,836
Gain on sale of property and equipment	(8)	—
Net amortization of discount on short-term investments	—	(2,276)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,069	(380)
Operating lease right-of-use assets	3,132	1,353
Other assets	—	1,111
Accounts payable	(516)	(1,887)
Accrued expenses and other current liabilities	(1,811)	(5,975)
Restructuring liability	(1,081)	4,347
Operating lease liabilities	(4,121)	(3,381)
Deferred revenue	(398)	(1,534)
Net cash used in operating activities	(28,859)	(70,011)
Cash flows from investing activities:
Purchases of property and equipment	(116)	(2,338)
Proceeds from the sale of property and equipment	18	—
Purchases of short-term investments	—	(47,949)
Maturity of short-term investments	—	130,592
Net cash (used in) provided by investing activities	(98)	80,305
Cash flows from financing activities:
Proceeds from sale of common stock, warrants and pre-funded warrants	4,999	8,818
Payment of deferred offering costs	(726)	(290)
Proceeds from exercise of stock options	—	3
Net cash provided by financing activities	4,273	8,531
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,684)	18,825
Cash, cash equivalents and restricted cash, beginning of period	42,570	23,745
Cash, cash equivalents and restricted cash, end of period	$17,886	$42,570
Supplemental disclosure of non-cash financing and investing activities:
Right of Use Asset in Exchange for Lease Liability	$—	$13,667

See accompanying notes to consolidated financial statements.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Restructuring, Going Concern and Basis of Presentation

Lyra Therapeutics, Inc. (the “Company”) has historically been a clinical-stage biotechnology company focused on the development and commercialization of therapies for the localized treatment of patients with chronic rhinosinusitis, or CRS. The Company’s proprietary technology is designed to consistently deliver medicines directly to the affected tissue for sustained periods with a single administration. The Company was incorporated as a Delaware corporation on November 21, 2005 and is located in Watertown, Massachusetts. On July 16, 2018, the Company formerly changed its name from 480 Biomedical, Inc. to Lyra Therapeutics, Inc.

In January 2026, the Company announced the suspension of further development of LYR-210 for the treatment of CRS. The Company also announced a workforce reduction impacting 25 employees and other cost-saving actions to preserve capital. The Company's Chief Executive Officer, President and Chair of the Board, and Chief Financial Officer and Treasurer, are each being retained as consultants to support the Company’s pursuit of strategic alternatives. The Company continues to evaluate potential strategic options to maximize shareholder value. There can be no assurance that the evaluation of strategic options will result in any transaction, or that any transaction, if pursued, will be completed on attractive terms, if at all. The Company has not set a timetable for the completion of this strategic review.

On January 12, 2026, the Company announced that it was ceasing operations and beginning preparations for a wind-down of the Company while continuing to evaluate strategic alternatives. Subsequent to year-end, the Company also undertook additional actions to reduce its operating footprint and preserve liquidity, including efforts to negotiate the termination, buy-out, surrender or other resolution of certain lease obligations. These developments did not result in recognized adjustments to the Company's December 31, 2025 financial statements, but they represent material known events and uncertainties that are reasonably likely to affect its future liquidity, cash requirements and results of operations, including through potential future impairment charges and cash settlement obligations.

On March 17, 2026 Nasdaq delisted the Company from The Nasdaq Capital Market. This occurred after the Company ceased its appeal efforts with respect to Nasdaq’s delisting determination, which culminated in a letter from the Nasdaq Hearings Advisor at The Nasdaq Stock Market LLC on March 13, 2026 confirming that the Company had withdrawn its appeal. Trading in the Company's common stock was suspended at the open of trading on March 17, 2026. In connection with the suspension of trading, Nasdaq has indicated that it will file a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after all internal procedural periods have run.

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

In connection with the ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, the Board of Directors of the Company (the “Board of Directors”) approved a reduction in the Company’s workforce impacting 87 employees, which occurred during May and June 2024. In connection with the reduction in force, the Company stopped commercialization efforts for LYR-210, as well as development efforts for LYR-220 in an effort to reduce operating expenses. The Company also paused manufacturing of its product candidates. Furthermore, the Company is currently seeking to negotiate an early termination of all three of its leased properties, and in January 2026 reduced its workforce as disclosed above.

The Company recorded a restructuring charge in the amount of $10.9 million in 2024 as well as an additional

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

$1.5 million recorded for the year ended December 31, 2025, primarily related to severance and retention costs as further discussed in Note 5. The Company had recorded an impairment charge in 2024 for the write-down of property and equipment of $1.9 million and for right-of-use assets in the amount of $22.8 million as further discussed in Notes 6 and 7.

Going Concern

Although at December 31, 2025, the Company had approximately $15.9 million of cash and cash equivalents, the Company has incurred recurring net operating losses every year since inception and has an accumulated deficit of approximately $433.7 million at December 31, 2025. The Company expects to continue to generate operating losses for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued.

From inception through December 31, 2025, the Company has raised an aggregate of $429.8 million to fund its operations, primarily from the issuance of equity securities including $5.0 million of gross proceeds (and $4.3 million of net proceeds, after cash and accrued issuance costs) from the Company’s June 2025 Financing (as defined in Note 10, “Preferred and Common Stock”), and to a lesser extent, government contracts and a license agreement.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) assuming the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company remains focused on preserving its cash. Furthermore, the Company is seeking to negotiate an early termination of its three leases with its landlords. The Company may not be able to obtain an early termination of those leases with its landlords on favorable terms or at all.

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

Opportunities for strategic alternatives may involve or may be pursued through legal proceedings including bankruptcy or liquidation and dissolution proceedings, and such proceedings may also be necessary or appropriate in the absence of any superior strategic alternatives.

Delisted from The Nasdaq Capital Market

On March 17, 2026 Nasdaq delisted us from The Nasdaq Capital Market. This occurred after we ceased our appeal efforts with respect to Nasdaq’s delisting determination, which culminated in a letter from the Nasdaq Hearings Advisor at The Nasdaq Stock Market LLC on March 13, 2026 confirming that we had withdrawn our appeal. Trading in our common stock was suspended at the open of trading on March 17, 2026. In connection with the suspension of trading, Nasdaq has indicated that it will file a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission after all internal procedural periods have run.

On February 2, 2026, the Company received a letter (the “Staff Determination Letter”) from the Listing Qualifications Department of Nasdaq notifying the Company that Nasdaq has determined to delist the Company's common stock from The Nasdaq Stock Market. In the Staff Determination Letter, Nasdaq stated that, pursuant to Listing Rule 5101, it believes the Company is a “public shell” and that the continued listing of its securities is no longer warranted. Nasdaq cited the Company's January 12, 2026 Form 8-K disclosure, in which the Company announced that its Board of Directors had approved a plan to suspend development of LYR-210, the Company’s lead product candidate, and a reduction in force that resulted in the termination of employment of nearly all of the Company’s employees including the conversion of both the Chief Executive Officer and Chief Financial Officer from employees to consultants. Based on these factors, in Nasdaq’s view

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the Company no longer has an operating business and may be subject to market abuses or other conduct detrimental to the interests of the investing public.

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

All references to common stock, equity-based common stock awards and all share and per share data contained in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no other comprehensive loss in the year ended December 31, 2025. For the year ended December 31, 2024, other comprehensive loss consisted of unrealized losses, net of taxes, from its short-term investments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash held in banks, amounts held in money market funds, and highly liquid debt securities. Cash equivalents are stated at cost, which approximates market value.

Restricted Cash

The Company had restricted cash of approximately $2.0 million as of December 31, 2025 and 2024. These balances were held as restricted at the Company’s financial institution to secure the Company’s letters of credit for its facility leases.

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

	Year Ended December 31,
	2025	2024
Cash and cash equivalents	$15,893	$40,577
Restricted cash	1,993	1,993
Total	$17,886	$42,570

Short-term Investments

Investments in marketable securities are classified as available-for-sale. Available-for-sale securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses, net of taxes on available-for-sale securities are reported as a separate component of stockholders’ equity. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The Company did not have short-term investments at December 31, 2025 or 2024.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets. The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book values of the assets exceed their fair value. The Company recognized no loss on impairment and $1.9 million related to loss on impairment of property and equipment for the periods ended December 31, 2025 and 2024, respectively, both related to specific facts and circumstances in the respective periods.

The Company also assesses its right-of-use assets for impairment based on triggering events, and recognized no impairment of right-of-use assets as of December 31, 2025 and $22.8 million of impairment of right-of-use assets as of December 31, 2024. As previously disclosed, management’s intent and ability to enter into early termination of their lease arrangements would more likely than not result in a material impairment of right-of-use assets.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(28,919)	$(93,435)
Net loss attributable to common stockholders	$(28,919)	$(93,435)
Denominator:
Weighted-average common shares—basic and diluted	1,553,473	1,302,277
Net loss per share attributable to common stockholders—basic and diluted	$(18.62)	$(71.75)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Stock options	68,539	126,291
Restricted stock units	51,814	42,876
Stock warrants	1,018,871	172,126
Total	1,139,224	341,293

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025, including retrospective reclassification of previous year amounts for its annual reporting, and the adoption did not have a material effect on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU should be applied prospectively with the option to apply the standard retrospectively. In January 2025, the FASB issued ASU 2025-01: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures - Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these standards on our disclosure of income statement expenses.

In December 2025, the FASB issued ASU 2025–11, Interim Reporting (Topic 270: Narrow – Scope Improvements. ASU 2025-11 clarifies the applicability of interim reporting guidance and reorganizes and clarifies interim disclosure requirements under ASC topic 270, including the addition of a disclosure principal requiring disclosure of material events occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Classification Improvements. ASU 2025–12 makes targeted amendments to various topics within the Accounting Standards Codification intended to clarify existing guidance and correct minor inconsistencies. ASU 2025–12 is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. Certain amendments require retrospective application. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2025
Assets:
Cash equivalents
Money market funds	$15,087	$15,087	$—	$—
Total cash equivalents	$15,087	$15,087	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2024
Assets:
Cash equivalents
Money market funds	$23,214	$23,214	$—	$—
U.S. treasury bills	6,995	—	6,995	—
Total cash equivalents	$30,209	$23,214	$6,995	$—

As of December 31, 2025, the Company’s cash equivalents were invested in money market funds, which were valued based on Level 1 inputs. The Company had no short-term investments at December 31, 2025.

As of December 31, 2024, the Company’s cash equivalents were invested in money market funds and U.S. treasury bills with maturity dates of less than 90 days, which were valued based on Level 2 inputs. The Company had no short-term investments at December 31, 2024.

The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

4. Short-term Investments

The Company had no short-term investments and no net accumulated unrealized gains or losses at December 31, 2025 or 2024.

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection therewith, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on the consolidated balance sheets, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive loss as a separate component of stockholders' equity. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the consolidated statements of operations and comprehensive loss. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. The unrealized losses at December 31, 2024 were attributable to changes in interest rates.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

5. Restructuring and Other Related Charges

In connection with the ENLIGHTEN 1 trial failing to meet its primary endpoint, on May 16, 2024, the Board of Directors approved a reduction in the Company’s workforce, impacting 87 employees, which occurred during May and June 2024. The Company incurred costs related to employee termination benefits and other costs associated with the restructuring mainly during the second quarter of 2024, with the remainder of the costs to be incurred through 2025. These amounts are recorded as restructuring and other related charges within our consolidated statements of operations and comprehensive loss as they are incurred. For the year ended December 31, 2025, restructuring and other related charges were $1.5 million, which consisted of $1.2 million of severance costs and $0.3 million of retention costs. For the year ended December 31, 2024, restructuring and other related charges were $10.9 million, which consisted of $6.7 million of severance costs, $3.2 million of retention costs, and $1.0 million of other costs.

Restructuring liability activities during the years ended December 31, 2025 consist of the following (in thousands):

	Severance Costs	Retention Costs	Other Costs	Total Restructuring
Balance at December 31, 2023	$—	$—	$—	$—
Accruals	6,713	3,174	1,009	10,896
Cash payments	(3,953)	(1,596)	(1,000)	(6,549)
Balance at December 31, 2024	2,760	1,578	9	4,347
Accruals	1,189	280	—	1,469
Cash payments	(683)	(1,858)	(9)	(2,550)
Balance at December 31, 2025	$3,266	$—	$—	$3,266

6. Property and Equipment and Related Impairment

Property and equipment consist of the following (in thousands):

	December 31,
	2025	2024
Property and equipment:
Laboratory equipment	$3,927	$3,927
Computer software and equipment	159	159
Office furniture and fixtures	961	961
Leasehold improvements	553	486
Total	$5,600	$5,533
Accumulated depreciation	(4,549)	(4,129)
Property and equipment, net	$1,051	$1,404

Accumulated depreciation includes $1.9 million related to loss on impairment in 2024 of property and equipment described below at December 31, 2025 and 2024. In addition, the Company recognized approximately $0.5 million of depreciation expense for each of the years ended December 31, 2025 and 2024.

During the second quarter of 2024 and as a result of the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, the Company performed a recoverability test for its property and equipment. The Company concluded that the undiscounted cash flows associated with its property and equipment was less than the carrying value of the property and equipment. The Company compared the fair value of the property and equipment to the carrying value and recorded an impairment charge in the amount of $1.9 million which is included as an impairment of property and equipment in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The Company determined fair market value of the equipment based on a third-party appraisal of the equipment through use of publicly available used equipment quotes. The equipment was valued as of May 15, 2024. The Company reassessed the need for any further impairment as of December 31, 2025, and determined no additional impairment indicators existed.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7. Impairment of Right-of-Use Assets

In connection with the Company’s Phase 3 ENLIGHTEN 1 trial failing to meet its primary endpoint, in May 2024, the Company engaged a commercial real estate broker to market the Company’s three leased properties for sublease arrangements. Based upon these impairment indicators, the Company performed a recoverability test over its right-of-use assets in 2024 and concluded that the right-of-use assets were impaired. As a result, the Company recorded an impairment charge in the amount of $22.8 million during the second quarter of 2024, which is included as an impairment of right-of-use asset in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The Company reassessed the need for any further impairment as of December 31, 2025, and determined no additional impairment indicators existed. As of December 31, 2025, the Company has not sublet any of its leased properties.

Management conducted a fair value analysis of the Company's right-of-use assets using a discounted cash flow methodology as of May 15, 2024, which included the following range of assumptions:

Discount rate	9.5-10.5%
Term (years)	2.96-9.13
Expected sublease rent increases	3.0%

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Payroll and employee related expenses	$257	$529
Third-party research and development expenses	—	1,582
Other	518	475
Total accrued expenses and other current liabilities	$775	$2,586

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

The following table presents revenue, significant expenses and net loss for the Company's segment (in thousands):

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Year Ended December 31,
	2025	2024
Collaboration revenue	$398	$1,534

Operating expenses:
Clinical related costs	2,920	15,156
Employee related costs	10,557	22,828
Product development and manufacturing costs	818	3,304
Facilities, support costs and depreciation	10,718	13,579
Professional, consulting and public company costs	4,938	7,400
Impairment of property and equipment	—	1,883
Impairment of right-of-use assets	—	22,836
Restructuring and other related charges	1,469	10,896
Total operating expenses	31,420	97,882
Loss from operations	(31,022)	(96,348)
Other income:
Interest income	1,133	2,952
Other income	981	—
Total other income	2,114	2,952
Loss before income tax expense	(28,908)	(93,396)
Income tax expense	(11)	(39)
Net loss	$(28,919)	$(93,435)

10. Preferred and Common Stock

The Company has 10,000,000 shares of undesignated preferred stock, par value $0.001 per share. There were no shares issued or outstanding as of December 31, 2025 and 2024.

The holders of common stock are entitled to one vote for each share held. Common stockholders are not entitled to receive dividends, unless declared by the Board of Directors.

The Company had an effective shelf registration statement on Form S-3 (No. 333-278163) filed with the SEC on March 22, 2024 (“Form S-3”), which offering has been terminated and the unused registered shares thereunder removed pursuant to a post-effective amendment filed by the Company on March 25, 2026. As of December 31, 2025, the Company had sold 414,196 shares which generated proceeds of $26.7 million net of issuance costs of $1.4 million.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On March 22, 2024, the Company amended and restated the Controlled Equity Offering Sales Agreement (the “Amended Sales Agreement”) with Cantor pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company's common stock for aggregate gross proceeds of up to $75.0 million. The offering and sale of up to $75.0 million of the common shares has been registered under the Securities Act, pursuant to the Company's Registration Statement on Form S-3 (File No. 333-278163) (the "2024 Registration Statement"), which was originally filed with the SEC on March 22, 2024, the base prospectus contained within the 2024 Registration Statement, and a prospectus supplement relating to the shares that was filed with the SEC on March 22, 2024. As of December 31, 2025, the Company has recorded $23.9 million in proceeds, net of issuance costs of $0.9 million, under the Amended Sales Agreement, with $50.2 million still available for future sale under the Amended Sales Agreement.

May 2023 Financing

On May 25, 2023, the Company entered into a securities purchase agreement (the “2023 Purchase Agreement”), with the purchasers, pursuant to which the Company agreed to sell securities to the Investors in a private placement (the “Private Placement”). The 2023 Purchase Agreement provided for the sale and issuance by the Company of 353,059 shares of the Company’s common stock and accompanying warrants to purchase up to 176,529 shares of the Company’s common stock (the “2023 Purchase Warrants”), with an exercise price of $133.50 per share, for aggregate gross proceeds of $44.0 million. Each Purchase Warrant became exercisable on November 30, 2023, and expire on November 30, 2028. Additionally, the Company issued pre-funded warrants to purchase 48,164 shares of the Company’s common stock (“2023 Pre-Funded Warrants”), with an exercise price of $0.001 per share, and accompanying the 2023 Purchase Warrants to purchase up to 24,081 shares of the Company’s common stock, with an exercise price of $133.65 per share, for aggregate gross proceeds of $6.0 million. In total 200,612 of the 2023 Purchase Warrants were issued and 48,164 of the 2023 Pre-Funded Warrants were issued.

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

A total of 28,485 of the 2023 Purchase Warrants were exercised as of December 31, 2025, at a purchase price of $133.65 per share.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The 2022 Pre-Funded Warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The 2022 Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such 2022 Pre-Funded Warrants do not provide any guarantee of value or return. The Company valued the 2022 Pre-Funded Warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and 2022 Pre-Funded Warrants, of which $19.7 million was allocated to the 2022 Pre-Funded Warrants and recorded as a component of additional paid-in capital. There were 99,991 of the 2022 Pre-Funded Warrants issued in the April 2022 Financing exercised as of December 31, 2025.

The Company has reserved for future issuances the following shares of common stock as of December 31, 2025:

As of December 31, 2025
Option to exercise stock warrants	1,018,871
Stock options and restricted stock units	211,548
Employee stock purchase plan	19,730
Total	1,250,149

11. Common Stock Warrants

The following table represents a summary of the warrants outstanding and exercisable as of December 31, 2025, all of which are equity-classified:

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Number of Common Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate intrinsic Value	Expiration Date	Number of Pre-funded Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate intrinsic Value	Expiration Date
Outstanding at December 31, 2023	200,612	$133.650	4.90	$25,700	November 30, 2028	115,127	$0.050	3.92	$30,200	April 2027 - May 2028
Exercised	(28,485)	$133.650	—	$4,297		(115,127)	$0.050	—	$9,715	—
Outstanding at December 31, 2024	172,127	$133.650	3.92	$25,700	November 30, 2028	-	$—	—	$—	—
Prefunded warrants issued	—	$—	—	$—		150,360	$0.001	2.00	$—	June 26, 2027
Exercised	—	$—	—	$—		(150,360)	$0.001	—	$245,943	—
Common warrants issued	846,744	$11.560	2.00	$—	June 26, 2027	—	$—	—	$—	—
Outstanding at December 31, 2025	1,018,871	$32.186	1.73	$—	November 30, 2028 and June 26, 2027	—	$—	—	$—	—

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

The initial number of shares of the Company’s common stock that may be issued under the 2020 Plan is 42,000 shares plus the number of shares of the Company’s common stock underlying outstanding awards under the 2005 Plan and 2016 Plan as of the effective date of the 2020 Plan that expire, lapse or are terminated, exchanged for cash, surrendered, repurchased, canceled or forfeited following the effective date of the 2020 Plan. The number of shares available under the 2020 Plan will automatically increase on January 1st of each year from 2021 to 2030 by the lesser of (i) 4% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares determined by the Company’s Board of Directors. However, no more than 176,000 shares may be issued under the 2020 Plan pursuant to the exercise of incentive stock options. On January 1, 2023, the shares available for grant under the 2020 Plan was automatically increased by 25,462. On January 1, 2024, the shares available for grant under the 2020 Plan was automatically increased by 45,772. As of December 31, 2025, the Company had 54,294 shares available for issuance under the 2020 Plan. On January 1, 2025, the shares available for grant under the 2020 Plan was automatically increased by 52,412.

In February 2022, the Company’s Board of Directors adopted the Inducement Award Plan (and together with the 2020 Plan, 2016 Plan and 2005 Plan, the “Plans”), which was adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”), and currently allows for the granting of up to 55,260 shares of the Company's common stock. The Inducement Award Plan provides for the grant of non-qualified stock options, stock appreciation rights, performance units, restricted stock awards, restricted stock units and stock grants. In accordance with Rule 5635(c)(4), awards made under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Board, or any employee who is being rehired following

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. In June 2022, the Inducement Award Plan was amended to increase the shares authorized for issuance thereunder to 29,460 shares and amended again in the same month to increase the shares authorized for issuance to 34,060. In September 2022, the Inducement Award Plan was amended to increase the shares authorized for issuance to 36,260 shares. On December 9, 2022, the Inducement Award Plan was amended and restated to increase the shares authorized for issuance to 48,260 shares. The amended and restated Inducement Award Plan was amended in October 2023 to add another 350,000 shares to the shares authorized for issuance, for a current overall limit of 55,260 shares. During the year-ended December 31, 2024, the Company did not grant options to purchase shares of common stock to executives under the amended and restated Inducement Award Plan, and during the year-ended December 31, 2023 the Company granted options to purchase 630,000 shares under this plan. There were 36,901 shares remaining available for issuance under the Inducement Award Plan as of December 31, 2025.

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

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$1,006	$1,360
General and administrative	1,329	5,356
Total	$2,335	$6,716

The Company has granted options to purchase 32,960 shares of common stock that vest as to one-third of options, in each case, upon the achievement of three distinct market capitalization targets during the five-year performance period following the date of grant, provided that no more than one-third of the option may vest prior to the first anniversary of the date of grant, no more than two-thirds of the option may vest prior to the second anniversary of the date of grant and the option may not become fully vested prior to the third anniversary of the date of grant, subject to continued service on each applicable vesting date and certain exceptions in the context of a change in control transaction. The Company has accounted for these awards as market-based condition awards and therefore, stock-based compensation recorded during the year ended December 31, 2025 and 2024 was $0.1 million and $1.0 million, respectively.

In March 2024, the Company granted options to purchase 11,000 shares of common stock at an exercise price of $303.50 per share to its Chief Executive Officer (“2024 Performance Options”) and granted 385,000 RSUs to its Executive Chair (“2024 PSUs”), each with performance-based vesting conditions under the 2020 Plan. Vesting of the 2024 Performance Options and the 2024 PSUs are based on the achievement of various clinical and regulatory milestones during the specified periods.

For the 2024 PSUs, the Company measured stock compensation expense based on the fair value of the award on the grant date and then once the Company determines the performance criteria is probable of achievement, recognizes such amount over the vesting term of the award, which is approximately 3.8 years. The Company determined the fair value of the 2024 Performance Option using the Black-Scholes option-pricing model and using the following inputs: risk-free interest rate of 4.26%, volatility of 76.82%, expected dividend yield 0%, and expected term of 6.0 years.

A summary of the restricted stock unit activity, including 2024 PSUs, under the Plans for the year ended December 31, 2025 was as follows:

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2024	42,865	$132.09
Granted	62,020	$9.86
Vested	(41,250)	$57.75
Forfeited	(11,821)	$210.07
Restricted stock units outstanding as of December 31, 2025	51,814	$27.18

The following table summarizes the Company’s unrecognized stock-based compensation as of December 31, 2025:

	Unrecognized Expense (in thousands)	Period of Recognition (years)
Restricted stock units	$816	1.3
Stock options	1,751	1.7
Total	$2,567

No stock options were granted in 2025. The fair value of each stock option granted to employees, directors and non-employees in 2024 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Year Ended December 31,
2024
Risk-free interest rate	4.2%
Expected dividend yield	—%
Expected term (in years)	6.0
Expected volatility	80.5%

A summary of the stock option activity, including incentive options, under the Plans for the year ended December 31, 2025 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	126,255	$283.02	7.5	$—
Granted	—	—
Exercised	—	—
Cancelled	(57,716)	375.52
Outstanding at December 31, 2025	68,539	$205.12	5.6	$—
Exercisable at December 31, 2025	52,210	$210.62	5.1	$—
Vested and expected to vest at December 31, 2025	68,539	$205.12	5.6	$—

No options were granted in 2025. The weighted-average fair value of options granted to employees, directors and non-employees during the year ended December 31, 2024 was $140.00.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. No options were exercised in 2025. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2024 was approximately $0.1 million.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2020 Employee Stock Purchase Plan

In April 2020, the Company’s Board of Directors adopted the Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”). The 2020 ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company initially reserved 3,000 shares of common stock for issuance under the 2020 ESPP. In addition, the number of shares available for issuance under the 2020 ESPP will be annually increased on January 1st of each year from 2021 to 2030 by the lesser of (i) 0.5% of the number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Company’s Board of Directors, provided that no more than 19,750 shares of common stock may be issued under the 2020 ESPP.

As of December 31, 2025, the Company issued 20 shares under the 2020 ESPP. In June 2024, the Company indefinitely suspended the offering of its 2020 ESPP. As of December 31, 2025, there are a total of 19,730 shares available for issuance under the 2020 ESPP.

13. Collaboration Agreement

Under the LianBio License Agreement, in order to evaluate the transaction price for purposes of ASC 606, the Company determined that the upfront payment of $12.0 million and the reimbursable cost of the clinical supply of LYR-210 constitute the entirety of the consideration to be included in the transaction price as of the outset of the arrangement, which was allocated to the two performance obligations as follows: $8.4 million to the Combined Performance Obligation and $3.6 million to the Development Activities Performance Obligation. In February 2022, the Company received $5.0 million upon achievement of the first of the development milestones related to dosing its first patient and the transaction price was adjusted by $5.0 million which was allocated to the two performance obligations as follows: $3.5 million to the Combined Performance Obligation and $1.5 million to the Development Activities Performance Obligation. The remaining potential milestone payments that the Company is eligible to receive were excluded from the transaction price as of December 31, 2025, as all milestone amounts were fully constrained based on the probability of achievement.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheets and will be recognized as the clinical supply of LYR-210 is delivered and over the remaining time it takes to conduct the global Phase 3 clinical trial, respectively.

There were no changes in the transaction price from December 31, 2024 to December 31, 2025. The following table reflects the transaction price (in thousands):

	As of December 31, 2025
	Pre-Milestone	Milestone	Post-Milestone
Combined Performance Obligation	$8,373	$3,489	$11,862
Development Activities Performance Obligation	3,627	1,511	5,138
Total	$12,000	$5,000	$17,000

The following table reflects the revenue recognized related to each of the performance obligations and the remaining deferred revenue (in thousands):

	As of December 31, 2025
	Combined Performance Obligation	Development Activities Performance Obligation	Total
Deferred revenue at December 31, 2023	$11,748	$2,046	$13,794
Revenue recognized	—	(1,534)	(1,534)
Deferred revenue at December 31, 2024	11,748	512	12,260
Revenue recognized	—	(398)	(398)
Deferred revenue at December 31, 2025	$11,748	$114	$11,862

Development and regulatory milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. Note that the allocated deferred revenue associated with the clinical supply agreement has been recorded as long term deferred revenue given the potential uncertainty of delivery within the next twelve months. As of December 31, 2025, the parties still have not completed their negotiations of the clinical supply agreement. At this point, it is uncertain whether such an agreement will be completed. In view of the uncertainty around the completion of the clinical supply agreement, the Company may decide to recognize such payments as revenue on an accelerated schedule.

There were no milestones achieved during the years ended December 31, 2025 or 2024.

The Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. No royalty revenue has been earned as of December 31, 2025.

During 2025, entities affiliated with Perceptive Advisors, LLC are shareholders of both the Company and LianBio. Additionally, two of the Company’s former directors are Managing Directors at Perceptive Advisors, LLC and one of these former directors is also the Executive Chairman of LianBio’s board of directors.

14. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. During the years ended December 31, 2025 and 2024, the Company recorded net operating losses of approximately $28.9 million and $93.4 million, respectively, and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the years ended December 31, 2025 and 2024.

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes reflected in the consolidated financial statements is as follows (amounts in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Rate	Amount	Rate
Income tax computed at federal statutory tax rate	$(6,070)	21.0%	$(19,614)	21.0%
Tax credits:
Research credits	—	—%	(2,647)	2.8%
Nontaxable nondeductible items:
Stock compensation	2,722	(9.4)%	202	(0.2)%
162 (m) compensation limit	(2,349)	8.1%	946	(1.0)%
Other	69	(0.2)%	72	(0.1)%
Other adjustments	—	—%	862	(0.9)%
Changes in valuation allowances	5,631	(19.5)%	19,171	(20.5)%
Domestic state and local taxes, net of federal effect	8	—%	1,047	(1.1)%
Total	$11	—%	$39	—%

Net deferred tax assets as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$73,309	$41,333
Research and development credits	7,975	7,975
Stock-based compensation	1,122	1,062
Operating lease liabilities	7,989	9,184
Capitalized research & experimental expenditures	825	24,975
Deferred revenue	3,132	3,234
Other	467	785
Total gross deferred tax assets	94,819	88,548
Less: valuation allowance	(91,767)	(84,810)
Total deferred tax assets	3,052	3,738
Deferred tax liabilities:
Operating lease right-of-use assets	(3,052)	(3,738)
Total deferred tax liabilities	(3,052)	(3,738)
Net deferred taxes	$—	$—

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $23.8 million which may be able to offset future income tax liabilities and expire at various dates through 2037 and approximately $287.9 million of federal net operating loss carryforwards that may be carried forward indefinitely. As a result of the IRC 382 study performed in 2022 the Company wrote off $125.4 million of state net operating losses and $2.8 million of state research and development credits. The Company updated their IRC 382 study in 2023 given the changes to the Massachusetts apportionment to single sales resulting in a reduced amount of $125.8 million. As of December 31, 2025, the Company had state net operating loss carryforwards of approximately $186.6 million which may be available to offset future income tax liabilities and expire at various dates through 2045.

As of December 31, 2025 and 2024, the Company had federal research and development tax credit carryforwards of approximately $6.4 million in each year, available to reduce future tax liabilities which expire at various dates through 2045. As of December 31, 2025 and 2024, the Company had state research and development tax credit carryforwards of approximately $2.0 million and $2.0 million, respectively, available to reduce future tax liabilities which expire at various dates through 2040. The Company has generated research credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Under the provisions of the IRC, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. The Company had performed an IRC 382 study during 2022 which resulted in identifying three separate ownership changes that occurred on March 31, 2006, January 17, 2020, and April 13, 2022. The Company performed an update assessment to our IRC 382 analysis in conjunction with the December 31, 2023 annual audit noting no additional ownership change. For these reasons, in the event the Company experiences a change of control, it may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if the Company attains profitability.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2025 and 2024 because the Company’s management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets primarily due to its history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and, as a result, a valuation allowance of approximately $91.8 million and $84.8 million, respectively, has been established at December 31, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased by approximately $7.0 million during the year ended December 31, 2025 due primarily to the generation of net operating losses compared to the increase by approximately $24.8 million during the year ended December 31, 2024 due primarily to an increase in capitalized research and experimental expenditures and an increase in operating lease liabilities.

The Company has recorded adjustments to deferred tax assets for unrecognized tax benefits as of December 31, 2025 and 2024. The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2025 and 2024, the Company had not accrued interest or penalties related to uncertain tax positions and no such amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss. In many cases, the Company’s uncertain tax positions are related to years that remain subject to examination by relevant tax authorities. The statute of limitations for federal and state tax authorities is closed for years prior to December 31, 2022. However, since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

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

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The components of lease cost recorded in the Company’s consolidated financial statements were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Lease Cost:
Operating lease cost	$5,132	$6,410
Variable lease cost	2,527	2,514
Total lease cost	$7,659	$8,924

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.

The weighted-average remaining lease term and discount rate related to the Company’s operating leases were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	6.7	7.4
Weighted-average discount rate	6.1%	6.2%

Maturity of the Company’s operating lease liabilities in accordance with ASC 842 as of December 31, 2025 were as follows (in thousands):

LYRA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Year ending December 31,
2026	$6,494
2027	5,131
2028	4,507
2029	4,642
Thereafter	16,010
Total maturities	36,784
Less: Imputed interest	(6,525)
Present value of operating lease liability	30,259
Less: Current portion of operating lease liability	(4,818)
Total operating lease liability, net of current portion	$25,441

Total rent expense under the Company's leases amounted to $5.1 million and $6.4 million for the years ended December 31, 2025 and 2024, respectively. In 2024, the Company evaluated the above leases for impairment indicators and determined that the right-of-use assets were impaired. Additional details are included within Note 7 above.

16. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. For the year ended December 31, 2025, the Company did not make a discretionary match to the 401(k) Plan. For the year ended December 31, 2024, the Company made a discretionary match that matches 50%, up to 6% employee contribution, and therefore a maximum of 3% of employees’ salary. Matching contributions are fully vested at the time of contribution. The Company matched $0.2 million of employee 401(k) contributions for the year ended December 31, 2024, which is included in the consolidated statements of operations and comprehensive loss.

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